Form 10-Q
period 1994-09-30
DATA MEASUREMENT CORP
filed 1994-11-08
CIK 354827

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter ended       September 30, 1994

                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                    to
Commission File Number    0-15011

               Data Measurement Corporation
        (Exact name of registrant as specified in its charter)

            Delaware                                       06-0774266
(State or other jurisdiction of             (I.R.S. Employer Identification)
 incorporation or organization.)

   15884 Gaither Drive, Gaithersburg, Maryland             20877
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (301) 948-2450


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

     The number of shares outstanding of the registrant's common stock par value $.01 per share, as of September 30, 1994 was 1,327,818.


          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    DATA MEASUREMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                     Three Months                    Nine Months
                                                   Ended September 30,            Ended September 30,

                                                   1994          1993             1994           1993
Sales......................................     $6,121,236     $4,530,379     $17,548,521    $15,000,672

Costs and expenses:
  Cost of sales............................      4,759,111      3,843,396      13,521,563     11,523,088
  Selling, general & admin.................      1,128,122        927,156       3,193,998      3,180,401
  Interest expense.........................         99,788         95,088         301,383        303,051
  Loss (gain) on foreign exch..............        (14,644)         9,011          (5,931)        54,823

Costs and expenses.........................      5,972,377      4,874,651      17,011,013     15,061,363

Income before provision
  for income taxes.........................        148,859       (344,272)        537,508        (60,691)
Provision for income taxes:
  Current..................................              0          5,351          11,426         45,334
  Deferred.................................        (10,121)       (28,325)         63,425        (50,634)

Net income before
  extraordinary item.......................        158,980       (321,298)        462,657        (55,391)

Extraordinary item.........................      4,012,180              0       4,012,180              0

Net income after
  extraordinary item.......................     $4,171,160      ($321,298)     $4,474,837       ($55,391)

Net Income per Share.......................
    -Primary
     -Before Extraordinary Item                         $0.12         ($0.25)          $0.35         ($0.04)
     -Extraordinary Item                                $2.95           -              $2.99           -
     -After Extraordinary Item                          $3.07         ($0.25)          $3.34         ($0.04)
    -Fully Diluted
     -Before Extraordinary Item                         $0.11         ($0.25)          $0.33         ($0.04)
     -Extraordinary Item                                $2.60           -              $2.60           -
     -After Extraordinary Item                          $2.71         ($0.25)          $2.93         ($0.04)


     See accompanying notes to consolidated financial statements.

           DATA MEASUREMENT CORPORATION
            CONSOLIDATED BALANCE SHEETS

                                            September 30,     December 31,
                                                1994             1993
                                            (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents................     $1,264,474       $738,695
  Accounts Receivable:
    Trade, less allowance for
      doubtful accounts of $158,509
      in 1994 & $187,934 in 1993...........      3,753,462      3,847,764
    Unbilled accounts receivable...........      3,174,716      1,007,674
    Retainages.............................      1,035,073      1,587,546

     Total Accounts Receivable.............      7,963,251      6,442,984
  Inventories:
    Work-in-process........................      1,788,718      2,774,924
    Material and parts.....................      6,622,577      5,354,370

      Total inventories....................      8,411,295      8,129,294

  Deferred income taxes....................        172,240        172,240
  Prepaid income taxes.....................         82,760         82,760

  Other....................................        362,576        321,892

      Total current assets.................     18,256,596     15,887,865

Property & equipment, at cost:
  Land.....................................         39,400         36,925

  Building.................................        496,947        465,731
  Machinery and equipment..................      1,721,780      1,637,562
  Demonstration equipment..................      1,052,131      1,038,382
  Office furniture.........................        803,819        724,671
  Leasehold improvements...................        165,106        161,400

      Total property and equipment.........      4,279,183      4,064,671
  Less accumulated depreciation
    and amortization.......................      3,319,742      2,875,546

      Net property & equipment.............        959,441      1,189,125

Patents and licenses at cost, less
  amortization of $110,101 in 1994
  and $95,049 in 1993......................         54,819         35,828


Goodwill...................................        393,374        398,555

TOTAL ASSETS                                   $19,664,230    $17,511,373


     See accompanying notes to consolidated financial statements.


           DATA MEASUREMENT CORPORATION
            CONSOLIDATED BALANCE SHEETS


                                             September 30,     December 31,
                                                 1994             1993
                                              (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank....................     $1,213,950       $487,397
  Accounts payable.........................      1,741,367      1,399,832
  Advance payments on contracts............      1,559,831        819,111
  Accrued compensation.....................        718,154        724,655
  Accrued warranty expense.................        342,370        386,895
  Accrued commission expense...............        494,121        451,812
  Accrued interest expense.................         27,134         27,635

  Other accrued liabilities................        381,129        540,595
  Current income taxes.....................         63,933         50,513

  Current portion of long term debt                517,552        382,654

    Total current liabilities..............      7,059,541      5,271,099

Deferred income taxes......................        201,946        136,000
Long term debt.............................      3,674,878      3,377,763
Non interest bearing long
  term obligation..........................              0      4,747,569


Stockholders' equity:
  Common stock, $.01 par value.............         13,308         12,988

  Additional paid in capital...............      5,415,253      5,335,573
  Retained earnings........................      3,700,724       (774,016)

  Currency translation adjustments.........       (384,620)      (578,803)

  Treasury stock, 3,000 shares,
    at cost................................        (16,800)       (16,800)

    Total stockholders' equity.............      8,727,865      3,978,942


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY...    $19,664,230    $17,511,373


     See accompanying notes to consolidated financial statements.

           DATA MEASUREMENT CORPORATION
            STATEMENTS OF CASH FLOWS
                 (Unaudited)

                                            Nine Months Ended September 30,
                                                  1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...............................     $4,474,837       ($55,391)
  Adjustments to reconcile net earnings
    to net cash used in operations:
      Depreciation.........................        397,100        262,023
      Amortization.........................         22,609         20,206

  Changes in assets and liabilities:
      Accounts receivable..................     (1,394,190)      (388,220)
      Inventories..........................       (164,538)    (1,135,723)
      Other current assets.................        (26,584)       (56,402)
      Patents and licenses.................        (28,591)        (8,995)
      Accounts payable.....................        321,392        825,056
      Advance payments on contracts........        708,201       (226,132)
      Accrued compensation.................        (12,892)       (19,644)
      Other accrued liabilities............       (200,472)        99,244
      Current income taxes.................         10,028       (224,487)
      Deferred income taxes................         63,436        (50,634)
  Net cash provided by (or used in)
      operating activities:                      4,170,336       (959,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment....       (127,703)       (37,630)
  Disposal of property and equipment.......              0         61,265
  Net cash provided by (or used in)
      investing activities:                       (127,703)        23,635


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (repayment) of long term debt...     (4,262,401)      (246,876)
  Increase (decrease) in notes payable.....        707,873        640,887
  Proceeds from sale of common stock.......              0         29,331

  Net cash provided by (or used in)
      financing activities:                     (3,554,528)       423,342

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS:                             37,673        (64,425)


NET INCREASE/(DECREASE) IN CASH:                   525,778       (576,547)


CASH, Beginning of period                          738,696      1,049,675


CASH, End of period                             $1,264,474       $473,128

Supplemental cash flow information:
  Interest paid............................       $291,936       $316,864

  Income taxes paid........................         $1,540       $268,246
  Capitalized equipment leases.............        $73,030              -

  Conversion of Subordinated Debenture.....        $80,000        $90,000
  Termination of Contingent Obligation.....     $4,012,180              -


     See accompanying notes to consolidated financial statements.



                     DATA MEASUREMENT CORPORATION
           NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The consolidated, unaudited financial statements contained herein have been prepared from the books and records of the Company. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

     The Company has 4,000,000 authorized shares of $.01 par value common stock of which there were 1,330,818 shares issued and 1,327,818 shares outstanding and 1,270,818 shares issued and 1,267,818 shares outstanding as of September 30, 1994 and 1993, respectively.


(2)  NET INCOME PER SHARE CALCULATION

     Primary income per share is based on the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options and warrants. Common equivalent shares were computed using the treasury stock method. The Company's convertible subordinated debentures are not common stock equivalents. However, stock options having an exercise price below the average market price of common stock during the period are common stock equivalents and are assumed to have been exercised. Additionally, the method assumes that the exercise proceeds are used by the Company to repurchase common shares at the average market price. Under this method, the average shares used in calculating primary earnings per share are 1,351,316 and 1,338,949 for the three and nine month periods, respectively, ending September 30, 1994.

     Fully diluted earnings per share have also been calculated using the treasury stock method; in addition, however, the conversion of the convertible subordinated debentures issued by the Company is also assumed. Average shares used in calculating fully diluted earnings per share, therefore, are 1,542,135 and 1,540,801 for the three and nine month periods, respectively, ending September 30, 1994.


(3)  EXTRAORDINARY ITEM

     The Company replaced its long term financing, which had been provided by the FDIC in a debt restructuring consummated in September, 1992, with a new 5 year term loan in the amount of $2,800,000. The Company also issued to the FDIC a Convertible Subordinated Debenture, due in 1999, in the principal amount of $240,000. As a part of and concurrent with this transaction, the FDIC terminated the Company's contingent long term obligation which resulted in a $4,012,180 extraordinary gain. The Company estimates the fair market value of the debenture to be $663,000 and has included that amount in Long Term Debt.

           Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition:

     The Company has continued to finance its operations by increases in advance payments on future orders, by utilization of the Company's revolving line of credit and by internally generated cash. The Company expects that the funds provided by its operations and by its current working capital facilities will enable it to finance its future operations.

     At the end of the third quarter of 1994, the Company replaced its long term financing, which had been provided by the FDIC in a debt restructuring which was consummated in September, 1992, with a new 5 year term loan provided by Chase Manhattan Bank of Maryland in the amount of $2,800,000. The Chase loan bears interest at the rate of prime plus 1.5% and is repayable in quarterly installments over the life of the loan. As a part of and concurrent with this transaction, the FDIC terminated the Company's contingent long term obligation which resulted in a $4,012,180 extraordinary gain which was reported in the third quarter of 1994.

Material Changes in Results of Operations:

     Sales for the three and nine month periods of 1994 were $6,121,236 and $17,548,521 as compared to $4,530,379 and $15,000,672 in 1993, respectively.
These increases of 35.1% and 17.0%, respectively, result from the general increase in order volume from all geographic markets with the exception of Western Europe. Order backlog was $10,600,000 at September, 1994 as compared to $9,000,000 at September 30, 1993.

     Gross Margins were $1,362,125 and $4,026,958 or 22.3% and 22.9% of sales, respectively, for the three and nine month periods of 1994 compared with $686,983 and $3,477,584 or 15.2% and 23.2% of sales, respectively, for the same periods in 1993. Gross margins in 1993 were negatively impacted by a slow down in spare parts sales and by poor pricing on some system sales.

     Selling, General and Administrative expenses were $1,128,122 and $3,193,998 or 18.4% and 18.2% of sales, respectively, for the three and nine month periods of 1994, as compared to $927,156 and $3,180,401 or 20.5% and 21.2% of sales, respectively, in the same periods in 1993. The percentage decreases were the result of reduced overhead costs in the Company's foreign subsidiaries. The actual dollar increase in the third quarter was attributable to higher commission expense.

     Interest Expenses were $99,788 and $301,383 or 1.6% and 1.7% of sales, respectively, for the three and nine month periods of 1994 as compared to $95,088 and $303,051 or 2.1% and 2.0% of sales, respectively, for the same periods in 1993. Third quarter interest expenses increased as a result of higher interest rates on, and utilization of, the Company's domestic working capital facility.

     The Company recorded a gain on foreign exchange of $14,644 or 0.2% of sales for the third quarter of 1994 as compared to a loss of $9,011 or 0.2% of sales for the same period in 1993. The gain is the result of the weakening dollar during this period.

     The Company's effective tax rate was (6.8)% and 13.9% for the three and nine month periods of 1994 as compared to 6.7% and 8.7%, respectively, for the same periods in 1993. In 1994 the Company utilized tax credits from domestic operations to reduce its effective tax rate.


                      PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Not applicable.

Item 2.    CHANGES IN SECURITIES

     Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5.    OTHER INFORMATION

     Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           Not applicable.

     (b)   Reports on Form 8-K

           A report discussing the debt restructuring was filed on Form 8-K as of September 29, 1994.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DATA MEASUREMENT CORPORATION
                                            (Registrant)

Dated:
November 8, 1994                     /s/ F. S. Rolandi
                                 By:  ------------------------
                                      Frederick S. Rolandi
                                      Vice President and Chief
                                      Financial Officer



                                      /s/ D. Gignoux
                                 By:  -------------------------
                                      D. Gignoux
                                      President and
                                      Chief Executive Officer