Form 10-K
period 1994-12-31
DATA MEASUREMENT CORP
filed 1995-03-20
CIK 354827

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549

				    FORM 10 - K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		      For the fiscal year ended     December 31, 1994
						    OR

[ ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		      OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

		      For the transition period from           to
Commission File Number    0-15011         .

		       Data Measurement Corporation
	   ------------------------------------------------------
	   (Exact name of registrant as specified in its charter)

	Delaware                                               06-0774266
- -------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  15884 Gaither Drive, Gaithersburg, MD                           20877
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (301) 948-2450
						     --------------
Securities registered pursuant to Section 12(b) of the Act:

						     Name of each exchange on
	Title of each class                              which registered

	    None


Securities registered pursuant to Section 12(g) of the Act:

		Common Stock, Par Value  $.01
		-----------------------------
		      (Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No

	Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

	As of February 28, 1995, the aggregate market value of the registrant's voting stock, excluding shares held by affiliates, was $5,211,000.

	The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of February 28, 1995, was 1,331,318.
			DOCUMENTS INCORPORATED BY REFERENCE


PART III

Item 10.        Directors and Executive Officers                          (*)
		of the Registrant

Item 11.        Executive Compensation                                    (*)

Item 12.        Security Ownership of Certain                             (*)
		Beneficial Owners and Management

Item 13.        Certain Relationships and Related                         (*)
		Transactions


PART IV

Item 14.        Exhibits

	 3.     Articles of Incorporation          Registrant's Form 10
		and By-laws                        (Registration No. 0-15011)

	10.     Material Contracts                 Registrant's Form S-1
						   (Registration No. 33-15066)

						   Registrant's Form S-8
						   (Registration No. 33-50982)

						   Registrant's Form S-3
						   (Registration No. 33-54028)



	(*) Included in the Proxy Statement filed in connection with the Company's 1995 Annual Meeting of Stockholders.

		       FORM 10-K CROSS REFERENCE INDEX

ITEMS                                                           PAGE

PART 1

 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . . .  5-11

 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . .    11

 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .    11

 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .    12

PART II

 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
	STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . .     12

 6.     SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .  12-13

 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS . . . . . . . . .   14-18

 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . .   19-40

 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . .      41

PART IV

14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
	REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .    42-45


	SIGNATURES. . . . . . . . . . . . . . . . . . . . . .    46-47

				   PART I

			      Item 1.  Business

GENERAL

	The Company designs, manufactures, markets, and services computerized instruments and control systems that measure thickness and coating weight, and control the manufacturing process in primary products produced by the metals, plastics, and paper industries throughout the world. The Company's instruments enable producers of flat and rolled metal, plastics, rubber, paper, board, textiles, and particle board to fabricate goods with close tolerances and without variations in quality that impair the usefulness of products and waste raw materials. Instrument systems of the type manufactured by the Company are typically installed as part of the production line in industrial plants producing continuously-made extruded or rolled products, such as steel plate, tin plate, galvanized sheets, copper, aluminum sheets, and plastics produced in calenders. These instruments provide continuous quality control capabilities that enable prompt adjustments to be made in the manufacturing process, thereby permitting goods to be produced within closer tolerances and with greater assurance of meeting specifications. Savings of raw materials that result from manufacturing to closer tolerances can be substantial. Moreover, the statistical record of the measurements printed by the instrument increasingly is being required not only by the producer of such products, but also by their users.

	As part of the efforts to expand the line of products offered and to increase the customer base, the Company's strategy in the mid 1980's was to acquire other firms in the same general business. The Company typically sought to acquire suitable businesses with compatible technological and commercial strengths, and which experienced financial difficulties as a result of management deficiencies. Such acquisitions enabled the Company to enter new industry markets at a substantially lower cost than through new entry, that is, without such acquisitions. Recently, the Company has sought to expand by establishing a service and sales presence in major steel producing areas around the world. The Company believes that the creation of this local representation network will enable it to both better defend its customer base in established markets and to more readily penetrate new geographic markets.

	The Company has had sales, service and manufacturing facilities in the U.K. since 1982. The Company has had sales and service operations in Germany since 1987. The Company's sales and service operations in the remainder of Europe are directed by DMC U.K.

	In 1994 the Company established DMC Foreign Sales Corporation in St. Thomas, U.S. Virgin Islands. This wholly owned subsidiary represents the Company in certain export transactions.

PRODUCTS

	The equipment made by the Company covers a range of activities extending from strictly measurement and display of data to control of a process. A growing share of the Company's sales is in process control. Process control enables the thickness of the rolled product, or applied coating, to be altered automatically to preset targets as a result of the measurements taken by the Company's instruments. The Company's products can be used with practically all materials made in flat form on a continuous basis. The Company also makes pinhole detectors and some laboratory versions of its on-line instruments.

	a. Non-contact thickness gauges for production lines. The Company presently makes two types of thickness gauges that measure either the total thickness of a flat rolled product or the thickness of a coating applied to a flat rolled product. These two types are distinguished by the method used by the sensor making the measurements. These measuring systems typically range in price from $30,000 to $750,000, with an average selling price of approximately $175,000. In 1994 these items represented 66% of total sales.

	Total Thickness Gauges. These gauges, also known as transmission gauges, provide measurement of total thickness or weight per unit area of metals, plastics, rubber, paper, board,
textiles and carpet.   The gauges consist of two main parts, the
sensor and the electronic processor. The Company's thickness gauges operate without touching the material being measured and measure thickness from 10 microns (0.0004 inches) up to 100 millimeters (4 inches), with an accuracy of a fraction of one percent.

	Transmission gauges operate by directing a beam of radiation through the material being measured. The radiation beam is produced either by a radioisotope (cesium, curium, krypton, promethium, strontium, americium, or cobalt) with fixed emission energy or by an x-ray tube with variable emission energy. In either case, the gauge measures the intensities of the radiation beam before and after passing through the material being gauged.
A micro-computer analyzes the detected radiation, calculates the thickness of the material, and provides an instantaneous visual or printed readout of the measurement.

	Coating weight gauges. These non-contact gauges measure organic or metallic coatings on metals using either a fluorescence or a backscatter principle.

	For example, fluorescence gauges are used to measure the thickness of zinc, tin, or chromium coatings on steel. Fluorescence gauges direct a radiation beam at a given sample. Each of the elements encountered by such a beam emits radiation at a characteristic energy level -- a phenomenon known as x-ray fluorescence.

	Backscatter gauges use the reflection of a beam of radiation by an underlying material (for example, steel) to measure the thickness of a coating (for example, paint).

	The Company's thickness gauges and coating weight gauges are offered for hot or cold measurements, high speed production lines, and varying material sizes and thicknesses. They are equipped with different radiation sources depending on the thickness and type of material being gauged. Computer capacity and performance vary among the Company's models. The Company often specially modifies its standard thickness gauges to meet particular specifications and performance requirements of customers. The Company's closed loop control systems are typically based on the use of one or several gauges to control the thickness or coating thickness of materials.

	b. Pinhole detectors. The Company's line of pinhole detectors is designed to locate minute holes in sheet materials, such as tin plate, tin-free steel, galvanized steel, copper, brass, aluminum and opaque plastic. These detectors are installed on the production line and, without interrupting the manufacturing process, identify and locate pinholes and other through-the-strip flaws as minute as 2.5 microns (0.0001 inches). In 1994 this line generated less than 2% of total sales.

	A pinhole detector operates by projecting a beam from an ultraviolet light source located above the strip of material through flaws in the material. An ultraviolet filter collects the beam passing through a flaw and removes most visible light. Photomultiplier tubes transform the light passing through the filter into an electrical signal that is processed to produce a "pinhole" signal. Interconnected digital computer equipment identifies, in visual or printed readout form, the position and number of flaws in the material. The computer may be integrated with various control units that cut or reject defective material.

	The Company's pinhole detectors offer various performance and sensitivity options which may be selected by a customer depending upon the intended use of the instrument. The Company's pinhole detectors typically range in price from $25,000 to $75,000.

	c. Laboratory gauges. The Company makes two measuring systems that are used in laboratories and production facilities, but are not directly mounted on production lines - the Basis Weight and Caliper Profiler, and the Laboratory Coating Weight Gauge. In 1994 this line generated less than 1% of total sales.

	Basis Weight and Caliper Profilers. This instrument provides fast and accurate measurement of samples of paper, paperboard, plastic, and non-woven fabrics. Such samples are fed into the unit for measurement and then are used to test the accuracy of the instruments used in the production process.

	Laboratory Coating Weight Gauges. This instrument is used in a laboratory to monitor the thickness or coating weight of zinc or tin on steel. The instrument inspects samples and records measurements of the material.

	d. New Products. The Company has recently completed development of a new measuring process whereby the entire width of the surface is measured instantaneously. (The Company's traditional measurement systems measure only one spot at any one time.) This system, which uses the trade name "MIP" -- Measurement of Instantaneous Profile -- was jointly developed under an exclusive license agreement with IRSID, the French national steel research institute. These gauges are particularly useful for sensitive measurements at the edge of a steel strip. In 1994 the Company received two orders for MIP systems and expects to ship both systems during the first half of 1995. The order value of each system ranges from $600,000 to $900,000.

	e. Spare Parts. The Company sells spare parts for all of the measurement systems it manufactures. Spare parts sales typically bear higher gross profit margins than do system sales. Customers generally procure a minimum complement of spare parts, either at the time of the initial purchase of a gauging system, or at the end of the warranty period -- generally one year after delivery and start up. Additional spare parts orders are received as the measurement system ages. In 1994 spare parts sales accounted for 21% of total sales.

SERVICE

	The Company's instruments are usually covered by a one year warranty against defects in workmanship or components. The Company maintains worldwide product liability insurance. No product liability claims have ever been brought against the Company. Warranty services, in addition to services performed on a fee basis such as commissioning of new equipment, training of equipment operators, and post-warranty maintenance and repairs, are handled by personnel based either at the Company's facilities in Gaithersburg, Michelstadt (Germany) or Northfleet (United Kingdom), or at field offices currently located in Chicago, Kaoshiung (Taiwan), Liege (Belgium), Pittsburgh, Pusan (South Korea), and Gloucester (U.K.). The Company has also contracted with independent organizations to provide service in Australia, India, Italy, Japan and the Republic of South Africa and has a joint venture agreement with Anshan Steel to provide service in China.

RAW MATERIALS

	The Company's products require a wide variety of components and materials. The Company uses multiple vendors to supply its components and materials. The Company believes that the sources and availability of its components and materials are adequate.

GOVERNMENT REGULATIONS AND LICENSES

	The use of radioisotopes in equipment manufactured by the Company is licensed by the State of Maryland, Department of Health and Mental Hygiene, Division of Radiological Health. In the United Kingdom, the use of radioisotopes in manufacturing is licensed by the Department of the Environment and is under the control of the Health and Safety Executive. In Germany, the use of radioisotopes is licensed by the Factory Inspectorate under the control of the Staatliches Gewerbeaufsichtsamt, Wiesbaden. The Company does not believe that there are any risks attendant to the manufacture or use of the Company's equipment using radioisotopes and, accordingly, does not maintain supplemental liability insurance against such risks.

PATENTS AND MANUFACTURING LICENSES

	The Company is the assignee of six patents which expire between 1998 and 2009. The Company has applied for patents on four other measuring system inventions and expects these patents to be issued by 1996. The Company has entered into a joint development and license agreement with IRSID, the French national steel research institute, to develop an instantaneous profile measurement system. The license agreement, which expires in 2001, grants the Company exclusive, worldwide marketing rights.

SALES AND MARKETING

	The Company's market is divided in two categories, direct users and prime contractors, that is, mill manufacturers who subcontract the gauge part of their orders. Sales to direct users have, in 1994, been made to Inland Steel, Bethlehem Steel, Usinor, British Steel, Kawasaki Steel, Nippon Steel, Wuhan Iron and Steel, Posco, and Yieh United, among others. 1994 sales to prime contractors in the construction of mills and plants include General Electric, Mitsubishi, MDS, SMS, Jeumont-Schneider, Davy McKee and Hitachi, among others.

	The Company maintains sales offices in Maryland, Illinois, Pennsylvania, Northfleet (U.K.), Michelstadt (Germany), Liege (Belgium), Beijing (PRC) and Paris (France). The Company employs eight full-time salespeople to service major domestic and foreign accounts. In addition, the Company has agency arrangements with technical sales representatives in Australia, Brazil, Canada, India, Italy, Japan, South Korea, the Philippines, Mexico, South Africa, Germany, Spain, Sweden, the Netherlands, Taiwan, Thailand, Turkey and Venezuela.

	Excluding intercompany transactions, export sales from the U.S. were $12,004,000, $10,564,00 and $10,376,000 in 1994, 1993 and
1992, respectively.  Export sales from DMC (U.K.) Ltd. were
$3,444,000, $2,100,000 and $2,890,000 in 1994, 1993 and 1992,
respectively.

	Excluding intercompany transactions, shipments of new measurement systems to the Company's major markets over the last three years were:

	  The Americas           Asia              Europe/Africa
  1994     $6,295,000         $5,497,000            $4,825,000
  1993      4,817,000          5,210,000             2,765,000
  1992      3,018,000          2,367,000             6,844,000

	The Company does not believe it is dependent upon any single customer on a continuing basis, although in any one year, one customer may account for a material portion of the Company's sales. During 1994, 1993, and 1992, no single customer accounted for 10% or more of sales.

	The Company's business is not seasonal in nature, but is directly affected by changes in capital expenditures by industry. Backlog of orders believed to be firm as of December 31, 1994, 1993, and 1992 was approximately $14,406,000, $11,675,000 and
$9,826,000, respectively. Most orders on backlog are expected to be shipped within one year.

	The Company does not typically offer extended payment terms to customers. Long collection times occur occasionally due to slowness of payment by some foreign customers, retainages or receivables not due until the occurrence of certain events such as the commissioning of equipment or the expiration of the warranty period, and some customers' habit (contrary to the purchase order contract) of delaying payment of invoices until the equipment is proven to work to their satisfaction.

COMPETITION

	The company's major market has been sales to the metals industries and especially to the steel industry. The Company knows of no competitor that sells more thickness measurement equipment to the steel industry than it sells. In general, the industrial measurement and control instruments industry is highly price competitive. The Company faces vigorous competition for sales of all products from a number of firms, many of which are larger and have substantially greater financial resources than the Company. They include Thermo Instrument Systems (formerly FAG), Measurex, Accuray, Toshiba, Loral Control Systems, IMS and Yokogawa.

	In the opinion of the Company, its ability to obtain business is based on its technical competence in the design, manufacture and performance of its products, product quality, and in its ability to quickly service its instruments in both domestic and foreign markets. The Company's world-wide network of service centers allows it to have a service representative at most customer's sites within 24 hours and at all sites within 48 hours; this is particularly important in making direct sales to the end users of the Company's products.

Development and Engineering

	The Company's technical competence is an important factor in marketing. Most of the Company's development efforts are directed toward product design, performance enhancements and standardization of products. The Company is engaged in a continuing program to develop the hardware and software necessary to further the use of computer techniques in its products.

EMPLOYEES

	At December 31, 1994, the Company employed 226 full-time employees, 204 of which were based in the U.S., 16 in the U.K., 3 in France, 2 in Germany and 1 in China. There are no collective bargaining agreements with any of the Company's employees. The Company considers its relations with its employees to be good.


			  Item 2.  Properties

	The Company leases 45,065 square feet of space in a modern industrial park in Gaithersburg, Maryland, a suburb of Washington, D.C. The Company's lease, with options, extends until November 2002. The Company's offices occupy 9,600 square feet, and the remaining 35,465 square feet are dedicated to manufacturing activities. This facility includes testing and research laboratories, a complete machine shop, welding and paint rooms, and assembly and general test areas. Raw materials and work-in-process inventory are also stored at this facility as well as at two smaller, off-site facilities. The Company believes that currently leased space is adequate for business operations for the foreseeable future. Monthly rent under these leases amounts to $48,900.

	The Company's wholly-owned U.K. subsidiary owns a building and land in Northfleet, Kent. Of the building's 13,500 square feet, offices occupy 5,000 square feet, and 8,500 square feet are dedicated to manufacturing and engineering activities. Raw materials and work-in-process are also stored at this facility. On March 1, 1988, a 1,500 square foot storage facility was leased, at a monthly rental of $1,068. This lease extends until April 1995.

	The Company's wholly-owned German subsidiary has office space in Michelstadt that is subleased, on a month to month basis, from the Company's German agent as part of the agency agreement. Spare parts are also stored in the Michelstadt facility. The Company believes that for the foreseeable future, this facility is adequate for business operations.

	The Company's China division leases a small office in Beijing under a lease expiring in 1995 at $1,400 per month.

			Item 3.  Legal Proceedings

	The Company has no material pending legal proceedings.

       Item 4.  Submission of Matters to a Vote of Security Holders

	Not applicable.

				    PART II

       Item 5.  Market for the Registrant's Common Stock and
			 Related Stockholder Matters

	The following is a summary of the trading range of the Company's common stock. Since May 5, 1987, the Company's common stock has been traded on the NASDAQ National Market System. The following table sets forth the high and low quotations for the periods indicated. These prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	 Quarter                   Low                    High

	 1st 1992                 1                       3 7/8
	 2nd 1992                 2 7/8                   4 1/2
	 3rd 1992                 3 3/8                   5 1/4
	 4th 1992                 4                       5 3/4

	 1st 1993                 4 3/4                   7 1/2
	 2nd 1993                 5 3/4                   7 3/4
	 3rd 1993                 4 1/4                   6 1/4
	 4th 1993                 3 1/4                   5 3/4

	 1st 1994                 3 3/8                   4 3/4
	 2nd 1994                 3 1/2                   4 5/8
	 3rd 1994                 3 3/4                   6 1/2
	 4th 1994                 4 3/4                   7 3/8

	 1st 1995 (to 2/28)       4 3/4                   6 3/4

	As of December 31, 1994, there were 232 holders of record of the Company's common stock. The Company believes that there are approximately an additional 700 shareholders whose holdings are maintained in street name.

	No cash dividends were paid during 1994, 1993 or 1992. Payment of future cash dividends will be dependent upon the income and financial condition of the Company, lending covenants then in effect, and other factors which the Board of Directors may deem appropriate. The Company's current loan agreements prohibit the payment of cash dividends without the lender's consent.

		     Item 6.  Selected Financial Data

	The following table summarizes selected consolidated financial data and is qualified in its entirety by the more detailed consolidated financial statements, related notes thereto, and other statistical information contained elsewhere herein. The information has been derived from the Company's audited consolidated financial statements.

		For the Year ended December 31<F1>

				       1994       1993        1992        1991        1990

Sales . . . . . . . . . . . . . . . $  24,206   $  20,221   $  19,937   $  20,143   $  22,034
Costs and expenses:
Cost of sales . . . . . . . . . . . $  18,204   $  15,132   $  14,434   $  14,912   $  17,906
% of sales. . . . . . . . . . . . .       75%         75%         72%         74%         81%
Selling, general and admin. . . . . $   4,559   $   4,400   $   4,217   $   4,240   $   4,646
% of sales. . . . . . . . . . . . .       19%         22%         21%         21%         21%
Interest expense. . . . . . . . . . $     410   $     399   $     614   $     886   $     964
% of sales. . . . . . . . . . . . .        2%          2%          3%          4%          4%
Loss (gain) on foreign exchange . . $      19   $      79   $      41   $      63   $     (59)
% of sales. . . . . . . . . . . . .         -           -           -           -         -

Income (loss) before provision
 (benefit) for income taxes . . . . $   1,014   $     211   $     630   $      42   $  (1,423)
% of sales. . . . . . . . . . . . .        4%          1%          3%          -          (6%)
Provision (benefit) for
 income taxes:
Current . . . . . . . . . . . . . . $     280   $      (2)  $     263   $      34   $       8
% of sales. . . . . . . . . . . . .        1%           -          1%           -           -
Deferred. . . . . . . . . . . . . . $     (86)  $      89   $    (150)  $     (19)  $      (2)
% of sales. . . . . . . . . . . . .         -           -         (1%)          -           -

Income (loss) before
extraordinary item. . . . . . . . . $     820   $     124   $     517   $      27   $  (1,429)
% of sales. . . . . . . . . . . . .        3%          1%          3%           -         (6%)

Extraordinary item. . . . . . . . . $   4,012           -           -           -           -
% of sales. . . . . . . . . . . . .       17%           -           -           -           -

Net income (loss) . . . . . . . . . $   4,832   $     124   $     517   $      27   $  (1,429)
% of sales. . . . . . . . . . . . .       20%          1%          3%           -         (6%)
				    =========   =========   =========   =========   =========


Primary net income (loss) per share
before extraordinary item:          $    0.60   $    0.10   $    0.42   $    0.02   $   (1.18)
				    =========   =========   =========   =========   =========
Weighted average shares
 outstanding (in thousands) . . . .     1,331       1,286       1,246       1,208       1,208
				    =========   =========   =========   =========   =========

Total assets. . . . . . . . . . . . $  20,091   $  17,511   $  17,227   $  17,789   $  20,234
				    =========   =========   =========   =========   =========
Long-term debt. . . . . . . . . . . $   3,569   $   8,125   $   8,474   $     526   $   1,404
				    =========   =========   =========   =========   =========
Dividends declared. . . . . . . . . $      -    $      -    $      -    $      -    $      -
				    =========   =========   =========   =========   =========

<F1>All figures in thousands except per share amounts.


		Item 7.  Management's Discussion and Analysis of
		  Financial Condition and Results of Operations

COMPARISON OF 1994 TO 1993

	Sales for 1994 were $24,206,165, a 19.8% increase over the prior year amount of $20,211,006. Worldwide system sales increased by approximately $3,800,000 (29.7%) to $16,617,000 while sales of spare parts increased approximately $400,000 (8.6%) to $5,052,000. Worldwide backlog at year end 1994 was $14,406,000, a 23.4% increase over the prior year.

	New orders received during 1994 amounted to $21,652,000, an increase of 27.8% over 1993 bookings. In actual dollar terms, orders from North America were up 138%, to $8,860,000, in 1994 as compared to 1993:

     Orders Received by
     Location of End User            1994         1993         1992

		Asia                  32%          46%          32%
		North America         40           22           32
		Europe                23           16           32
		Other                  5           16            4

			 Total       100%         100%         100%

	Gross profit margins declined from 25.2% in 1993 to 24.8% in 1994. The large increase in new system sales carrying lower margins combined with the relatively smaller increase in spare parts sales carrying higher margins accounted for this decline in overall margins. Selling, general and administrative expenses increased only $159,000 in 1994 compared to 1993 and decreased from 21.8% in 1993 to 18.8% in 1994 reflecting the Company's ability to contain increases in these largely fixed expenses.

	Interest expense, while essentially constant in actual terms, declined as a percent of sales from 2.0% in 1993 to 1.7% in 1994.
The Company recorded losses on foreign exchange transactions of $78,794 in 1993 and $19,439 in 1994.

	The Company's effective tax rate in 1994 was 19.1% as compared to 41.4% in 1993. The reduction resulted from better utilization of net operating loss (NOL) carryforwards in the Company's foreign subsidiaries.

	The Company was not impacted by SFAS No. 106 ("Employers' Accounting for Postretirement Benefits Other Than Pensions") as the Company does not have a liability for such benefits. In addition, the Company was not impacted by SFAS No. 112 ("Employers' Accounting for Postemployment Benefits") since the Company does not offer benefits of this type to its employees.


COMPARISON OF 1993 TO 1992

	During 1993 the Company's gross profit margins were adversely affected by a change in sales mix and by extremely aggressive price competition as compared to 1992. The proportion of spare parts sales in 1993 declined to 22.8% of total sales from 25.0% in 1992. Since gross profit on spares is approximately double the gross profit on system sales, this decline resulted in a $200,000 reduction in gross profit contribution. The Company believes, however, that future spare parts sales will increase over time as a percentage of total sales as the installed base of measuring systems grows.

	Additionally, aggressive pricing by the Company's major North American and European competitors resulted in a 2% decline in average selling prices for new systems. This negatively impacted gross profits by $200,000.

	Sales for 1993 were $20,211,006, a 1.4% increase over the prior year amount of $19,937,493. Worldwide system sales increased by approximately $600,000 (4.6%) to $12,797,000 while sales of spare parts declined approximately $400,000 (7.5%) to $4,610,000. Worldwide backlog at year end 1993 was $11,675,000, an 18.8% increase over the prior year. A surge of new orders during the fourth quarter resulted in year end work in process inventory increasing by $1,300,000 over 1992's ending amount.

	New orders received during 1993 amounted to $16,943,000, an increase of 1.8% over 1992 bookings.

	Gross profit margins declined from 27.6% in 1992 to 25.2% in 1993 due to the aforementioned changes in sales mix and competitive pricing pressures. Selling, general and administrative expenses, as a percent of total sales, increased from 21.1% in 1992 to 21.8% in 1993. This increase was primarily attributable to higher foreign agent commission expenses which resulted from a relatively higher proportion of foreign sales.

	Interest expense declined by more than $200,000 to 2.0% of sales in 1993 as compared to 3.1% in 1992. This was primarily a result of the FDIC debt restructuring which was consummated as of September 30, 1992.

	The Company recorded losses on foreign exchange transactions of $78,794 in 1993 and $41,366 in 1992. The losses were attributed to the strengthening of the U.S. Dollar versus major European currencies. In June 1993, the Company obtained a foreign exchange facility with which to hedge these transactions but was unable to fully utilize the facility in 1993 due to the uncertainty of the timing of its foreign denominated collections.

	The Company's effective tax rate in 1993 was 41.4% as compared to 17.9% in 1992. This difference is primarily due to large net operating loss (NOL) carryforwards that significantly reduced the effective tax rate in 1992.

COMPARISON OF 1992 TO 1991

	Sales for 1992 declined by 1.0% to $19,937,493 as compared to $20,142,764 in the prior year. The fall off in sales was primarily attributable to the weakness of the British economy and its resulting impact on the Company's subsidiary located in the United Kingdom. This decrease was only partially offset by increases in sales in France and Germany; sales in the United States decreased less than 0.1%. World-wide bookings of major systems for 1992 amounted to $16,664,000 -- a 37% increase over prior year. Year end back log was $9,826,000 -- a 15% increase over prior year.
This also resulted in the level of advance payments increasing from $580,607 at the end of 1991 to $933,072 at the end of 1992. The allowance for doubtful accounts was $187,000 in 1992 compared to $443,000 in 1991, a decline of $256,000 which is principally the result of accounts from prior years being written off. The current reserve is adequate given the composition of accounts receivable at the end of the year.

	Gross margin increased to $5,503,283 or 27.6% of sales in 1992 versus $5,230,723 or 26.0% of sales in 1991. The Company was able to continue to improve margins as a result of better manufacturing cost controls and because technical maturity in its products resulted in lower engineering costs.

	Selling, general and administrative costs were relatively unchanged and amounted to $4,217,244 or 21.2% of sales in 1992 as compared to $4,239,529 or 21.0% of sales in 1991.

	Interest expense declined to $614,281 or 3.1% of sales from $885,998 or 4.4% of sales in 1991. This reflects a decrease in total borrowings and the favorable restructuring of the Company's
FDIC debt which is more fully discussed in the Liquidity and Capital Resources section.

	The Company recorded losses on foreign exchange transactions of $41,366 in 1992 and $63,044 in 1991. The losses were attributed to the strengthening of the U.S. Dollar versus major European currencies. The Company did not have a foreign exchange facility with which to hedge these transactions during 1992.

	The Company's effective tax rate in 1992 was 17.9% as compared to 36.4% in 1991.


	During 1992 the Company successfully restructured its FDIC debt and, as a result, was able to substantially reschedule its debt obligations (See Liquidity and Capital Resources discussion).

LIQUIDITY AND CAPITAL RESOURCES

	During 1992, 1993 and 1994, the Company's primary sources of liquidity were cash flow from operations and short-term borrowings. On September 29, 1994, the Company completed a refinancing of its long term debt which resulted in an extraordinary gain of $4,012,180. The new long term financing allowed the Company to fully repay an existing obligation in the amount of $2,821,845, plus accrued interest, to the Federal Deposit Insurance Corporation as receiver of the National Bank of Washington ("FDIC"). This payment completed and terminated the Company's obligations under the Loan Modification Agreement between the Company and the FDIC dated as of September 30, 1992 ("Agreement"). That Agreement had provided for the division of the Company's debt to FDIC into a term loan and a contingent liability (which was recorded on the Company's Balance Sheet as a Non Interest Bearing Long Term Obligation). As a result of the refinancing, the term loan was paid in full and the contingent liability was terminated.

	Additionally, the Company issued to the FDIC a new Convertible Subordinated Debenture due in 1999 ("Debenture") in the principal amount of $240,000 in exchange for the Warrant ("Warrant") for 120,000 shares of DMC common stock which was previously issued to the FDIC as part of the Agreement. The Debenture bears no interest and may be converted into 120,000 shares of DMC common stock at any time between October 1, 1996 and September 30, 1999 at an exercise price of $2.00 per share. If FDIC chooses to convert the Debenture, the Company has the right to redeem the Debenture for 65% of the market value of the underlying common stock at the time of conversion.

	Also, the FDIC has released all security interests it previously held on DMC's inventory and fixed assets. Those assets have now been pledged to the Company's bank as collateral for the Company's bank loans.

	The new banking facility, which is in addition to the Company's existing bank facilities, totalled $2,600,000 as of December 31, 1994, is repayable in quarterly installments over a five year period beginning on September 30, 1994 and ending June 30, 1999 and carries an interest rate of prime plus 1.5%. The bank loan agreement contains other terms and covenants typical of term loans of this type. The Company does not believe that these conditions will impair its ability to operate or expand its business.

	In August 1992, the Company also restructured the long term debt of its British subsidiary by converting a mortgage note bearing an interest rate of 14% with a three year maturity to a ten year note bearing an interest rate of 9.75% which is reset annually to LIBOR plus 4.0%. As of December 31, 1994, the balance of this mortgage was $386,052.

	In June 1992, the holders of the Company's $625,000 convertible subordinated debentures agreed to extend the principal redemption date for five years to September 30, 1997. The interest rate and conversion price remained unchanged at 12% per annum and $2.50 per common share, respectively. During 1994, 1993 and 1992, one of the bondholders converted $80,000, $90,000 and $30,000, respectively, worth of its debentures into 32,000, 36,000 and 12,000 shares, respectively, of common stock.

	In August 1994, the Company renewed a $2,000,000 banking facility from Chase Manhattan Bank of Maryland. This facility comprises a $1,000,000 working capital line, a $500,000 stand-by letter of credit line and a $500,000 foreign currency trading line. The facility is secured by the inventory, fixed assets and accounts receivable of the domestic operation and bears interest at the rate of prime plus 0.75%. At December 31, 1994, borrowings against the working capital line were $603,223. The facility expires in July 1995.

	The Company's U.K. and German subsidiaries also have working capital facilities of which $532,000 was unused at the end of 1994.

	The Company has no material commitments for capital expenditures.


INFLATION

	For the past three years, inflation has not had a material effect on the Company's business.


		  Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Data Measurement Corporation
	Gaithersburg, Maryland

We have audited the accompanying consolidated balance sheets of Data Measurement Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management.
Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of DMC (U.K.) Limited (a consolidated subsidiary), which statements reflect total assets constituting 20% and 18% of consolidated total assets as of December 31, 1994, and 1993, respectively, and total revenues constituting 19%, 11% and 14% of consolidated total revenues for the years ended December 31, 1994, 1993, and 1992, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DMC (U.K.) Limited, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statment presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Data Measurement Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and (as to the amounts included for DMC (U.K. Limited) the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
Washington, D.C.
March 1, 1995


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
	DMC (UK) Limited

We have audited the accompanying Balance Sheets of DMC (UK) Limited as of December 31, 1994 and 1993, and the related statements of Profit and Loss Account and Cash Flow Statements for each of the three years in the period ended December 31, 1994. These financial statments are the responsibility of the Company's management. Our resposibility is to express an opinion on these financial statments based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of DMC (UK) Limited as of December 31, 1994 and 1993, and the results of its Profit and Loss Account and Cash Flow Statements for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

/s/ SINCLAIRS
LONDON, U.K.
1 March 1995


			 DATA MEASUREMENT CORPORATION
			  CONSOLIDATED BALANCE SHEETS<F1>

							   December 31,

ASSETS                                                  1994         1993
Current assets:
Cash and cash equivalents . . . . . . . . . . . .  $   583,384   $   704,695
Restricted cash . . . . . . . . . . . . . . . . .      102,000        34,000
Accounts receivable:
  Trade, less allowance for doubtful accounts
  of $162,000 in 1994 and $184,000 in 1993. . . .    5,238,586     3,847,764
  Unbilled accounts receivable. . . . . . . . . .    1,544,737     1,007,674
  Retainages. . . . . . . . . . . . . . . . . . .    1,521,516     1,587,546
						   -----------   -----------
	Total accounts receivable . . . . . . . .    8,304,839     6,442,984
Inventories:
  Work-in-process . . . . . . . . . . . . . . . .    2,514,722     2,774,924
  Material and parts. . . . . . . . . . . . . . .    6,695,087     5,354,370
						   -----------   -----------
	Total inventories . . . . . . . . . . . .    9,209,809     8,129,294
Deferred income taxes . . . . . . . . . . . . . .      188,266       172,240
Prepaid income taxes. . . . . . . . . . . . . . .           --        86,760
Other current assets. . . . . . . . . . . . . . .      316,743       321,892
						   -----------   -----------
	Total current assets. . . . . . . . . . .   18,705,041    15,887,865
Property and equipment, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . .       39,163        36,925
  Building. . . . . . . . . . . . . . . . . . . .      493,952       465,731
  Machinery and equipment . . . . . . . . . . . .    1,763,373     1,637,562
  Demonstration equipment . . . . . . . . . . . .    1,048,997     1,038,382
  Office furniture. . . . . . . . . . . . . . . .      803,945       724,671
  Leasehold improvements. . . . . . . . . . . . .      204,644       161,400
						   -----------   -----------
						     4,354,074     4,064,671
  Less accumulated depreciation and amortization     3,410,849     2,875,546
						   -----------   -----------
	Net property and equipment . . . . . . . .     943,225     1,189,125
Patents and licenses at cost, less accumulated
	amortization of $114,683 in 1994 and
	$99,847 in 1993. . . . . . . . . . . . . .      53,551        35,828
Goodwill, less accumulated amortization
 of $151,597 in 1994 and $141,996 in 1993. . . . .     388,954       398,555
						   -----------   -----------
  TOTAL ASSETS                                     $20,090,771   $17,511,373
						   ===========   ===========

<F1>See accompanying notes to consolidated financial statements.

			  DATA MEASUREMENT CORPORATION
			  CONSOLIDATED BALANCE SHEETS<F1>

							    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1994        1993
Current liabilities:
	 Notes payable to banks. . . . . . . . . . $   706,108   $   487,397
	 Accounts payable. . . . . . . . . . . . .   2,347,210     1,399,832
	 Advance payments on contracts . . . . . .   1,453,509       819,111
	 Accrued compensation. . . . . . . . . . .     683,753       724,655
	 Accrued warranty expense. . . . . . . . .     354,096       386,895
	 Accrued commission expense. . . . . . . .     566,311       451,812
	 Accrued interest expense. . . . . . . . .      37,427        27,635
	 Other accrued liabilities . . . . . . . .     497,265       540,595
	 Income taxes payable. . . . . . . . . . .     197,498        50,513
	 Current portion of long-term debt . . . .     569,999       382,654
						   -----------   -----------
		 Total current liabilities . . . .   7,413,176     5,271,099

Deferred income taxes. . . . . . . . . . . . . . .      65,824       136,000
Long-term debt . . . . . . . . . . . . . . . . . .   3,568,533     3,377,763
Non interest bearing long-term obligation. . . . .          --     4,747,569
Commitments and contingencies
Stockholders' equity:
	 Common stock, $.01 par value, 4,000,000
	 shares authorized, 1,331,318 and 1,298,818
	 shares issued, and 1,328,318 and
	 1,295,818 shares outstanding. . . . . . .      13,313        12,988
	 Additional paid-in capital. . . . . . . .   5,417,248     5,335,573
	 Retained earnings/(deficit) . . . . . . .   4,058,060      (774,016)
	 Currency translation adjustments. . . . .    (428,583)     (578,803)
	 Treasury stock, 3,000 shares, at cost . .     (16,800)      (16,800)
						   -----------   -----------
		 Total stockholders' equity. . . .   9,043,238     3,978,942
						   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $20,090,771   $17,511,373
						   ===========   ===========

<F1>See accompanying notes to consolidated financial statements.


			DATA MEASUREMENT CORPORATION
		     CONSOLIDATED STATEMENTS OF OPERATIONS<F1>
					     Year Ended December 31,
					  1994        1993         1992
Sales . . . . . . . . . . . . . . .  $24,206,165   $20,221,006   $19,937,493

Costs and expenses:
    Cost of sales . . . . . . . . .   18,204,143    15,132,816    14,434,210
    Selling, general and
    administrative. . . . . . . . .    4,558,752     4,399,733     4,217,244
    Interest expense. . . . . . . .      410,056       398,662       614,281
    Loss on foreign exchange. . . .       19,439        78,794        41,366
				      ----------    ----------    ----------
Total costs and expenses. . . . . .   23,192,390    20,010,005    19,307,101
				      ----------    ----------    ----------
Income before provision (benefit)
    for income taxes and
    extraordinary item. . . . . . .    1,013,775       211,001       630,392
Provision (benefit) for income taxes:
    Current . . . . . . . . . . . .      280,080        (1,765)      263,089
    Deferred. . . . . . . . . . . .      (86,201)       89,108      (150,186)
				      ----------    ----------    ----------
					 193,879        87,343       112,903
				      ----------    ----------    ----------
Income before extraordinary item. .      819,896       123,658       517,489

Extraordinary item -
    gain on extinguishment of debt.    4,012,180            --            --
				      ----------    ----------    ----------
Net income. . . . . . . . . . . . .  $ 4,832,076    $  123,658    $  517,489
				     ===========    ==========    ==========
Net income per share. . . . . . . .
  Primary
    -Income before extraordinary
     item                            $      0.60    $     0.10    $     0.42
    -Extraordinary item                     2.93            --            --
    -Net income                             3.53          0.10          0.42

  Fully Diluted
    -Income before extraordinary
     item                            $      0.56    $     0.10    $     0.37
    -Extraordinary item                     2.58            --            --
    -Net income                             3.14          0.10          0.37

<F1>See accompanying notes to consolidated financial statements.


					       DATA MEASUREMENT CORPORATION
				      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
				   For the Years Ended December 31, 1994, 1993, and 1992<F1>
			   Common Stock   Common      Addt'l                         Currency
			   $.01 par       Stock $.01  Paid-in        Retained        Translation   Treasury
			   value          par value   Capital        Earnings        Adjustments   Stock         TOTAL
			   Shares         Amount
Balance,
 January 1, 1992             1,211,085      12,111      5,117,118     (1,415,163)       91,165       (16,800)      3,788,431
 Net Income                     --          --             --            517,489        --            --             517,489
 Conversion of debentures       12,000         120         29,880         --            --            --              30,000
 Currency translation
	 adjustment .           --          --             --             --          (541,172)       --            (541,172)
			   -----------    --------    -----------    ------------    ----------    ----------    ------------
Balance,
 December 31, 1992           1,223,085      12,231      5,146,998       (897,674)     (450,007)      (16,800)      3,794,748
 Net Income                     --          --             --            123,658        --            --             123,658
 Exercise of options            39,733         397         98,935         --            --            --              99,332
 Conversion of debentures       36,000         360         89,640         --            --            --              90,000
 Currency translation
	 adjustment .           --          --             --             --          (128,796)       --            (128,796)
			   -----------    --------    -----------    ------------    ----------    ----------    ------------
Balance,
 December 31, 1993           1,298,818      12,988      5,335,573       (774,016)     (578,803)      (16,800)      3,978,942
 Net Income                     --          --             --          4,832,076        --            --           4,832,076
 Exercise of options               500           5          1,995         --            --            --               2,000
 Conversion of debentures       32,000         320         79,680         --            --            --              80,000
 Currency translation
	 adjustment .           --          --             --             --           150,220        --             150,220
			   -----------    --------    -----------    ------------    ----------    ----------    ------------
Balance,
December 31, 1994          $ 1,331,318    $ 13,313    $ 5,417,248    $ 4,058,060     $(428,583)    $ (16,800)    $ 9,043,238
			   ===========    ========    ===========    ============    ==========    ==========    ============

<F1> See accompanying notes to consolidated financial statements.

						   DATA MEASUREMENT CORPORATION
					       CONSOLIDATED STATEMENTS OF CASH FLOWS<F1>
							       Year Ended December 31,

						       1994              1993              1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . .   $    4,832,076   $      123,658   $      517,489
Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation. . . . . . . . . . . . . . . .          474,747          379,093          519,387
    Amortization. . . . . . . . . . . . . . . .           31,683           26,503           30,408
    Deferred income taxes . . . . . . . . . . .          (86,202)          89,108         (149,926)
	Changes in assets and liabilities:
	Accounts receivable . . . . . . . . . .       (2,391,773)         223,742          319,655
	Inventories . . . . . . . . . . . . . .         (945,911)      (1,303,852)         171,086
	Prepaid income taxes. . . . . . . . . .           82,760          (82,760)          --
	Other current assets. . . . . . . . . .           17,242           (8,285)          10,678
	Patents and licenses. . . . . . . . . .          (32,050)         (17,378)         (19,094)
	Accounts payable. . . . . . . . . . . .          920,997          451,714         (397,781)
	Advance payments on contracts . . . . .        1,235,827          (98,441)         366,860
	Accrued compensation. . . . . . . . . .          (51,412)         110,215          256,756
	Other accrued liabilities . . . . . . .           12,583          167,200         (222,430)
	Current income taxes. . . . . . . . . .          142,102         (182,897)         214,318
						  ---------------  ---------------  ---------------
    Net cash provided by (used in)
    operating activities                               4,242,669         (122,380)       1,617,406
						  ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment . . . .         (191,273)         (45,743)        (282,685)
    Proceeds (purchase) of short-term
    investments                                            -              176,500         (176,500)
    Change in restricted cash . . . . . . . . .          (68,000)         (34,000)          --
						  ---------------  ---------------  ---------------
    Net cash (used in) provided by
		 investing activities . . . . .         (259,273)          96,757         (459,185)
						  ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock. . . . .            2,000           99,332           --
    Payments on long-term debt. . . . . . . . .       (4,314,608)        (282,774)         (65,961)
    Net borrowings (payments) on notes payable           208,619           94,077         (413,744)
						  ---------------  ---------------  ---------------
    Net cash used in
     financing activities . . . . . . . . . . .       (4,103,989)         (89,365)        (479,705)
						  ---------------  ---------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON
    CASH AND CASH EQUIVALENTS . . . . . . . . .             (718)        (168,480)        (140,470)
						  ---------------  ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS. . . . . . . . . . . . . .         (121,311)        (134,480)         538,046

CASH AND CASH EQUIVALENTS, Beginning of year             704,695          873,175          335,129
						  ---------------  ---------------  ---------------
CASH AND CASH EQUIVALENTS, End of year            $      583,384   $      704,695   $      873,175
						  ===============  ===============  ===============
Supplemental cash flow information:
    Interest paid                                 $      401,128   $      404,013   $      276,218
    Income taxes paid                             $       54,560   $      278,707   $       45,495
    Capitalized equipment leases                  $       73,030   $       --       $       --
    Termination of Contingent Obligation          $    4,012,180   $       --       $       --
    Line of credit borrowings converted
    to long-term debt . . . . . . . . . . . . .   $        --      $       --       $    7,749,659
    Conversion of debentures to common stock. .   $       80,000   $       90,000   $       30,000
    Capitalized demonstration equipment . . . .   $        --      $       --       $      230,292

<F1>See accompanying notes to consolidated financial statements.

			 DATA MEASUREMENT CORPORATION
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		 Years Ended December 31, 1994, 1993 and 1992

NOTE 1.    Summary of Significant Accounting Policies

Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, DMC
(U.K.) Limited, DMC Mess- & Regeltechnik GmbH, DMC France,
S.A.R.L., DMC Foreign Sales Corporation and Industrial Gauging
Disc, Inc., a former interest charge domestic international sales corporation ("DISC"). All intercompany transactions have been eliminated.

Revenue Recognition

    The Company manufactures gauging systems, pinhole detectors, and other industrial instruments pursuant to specific contract orders. Revenues related to the production of these items are recognized either using the percentage of completion method or upon completion and shipment of units to customers, depending on the magnitude and duration of the contract. Revenues related to the installation and service of equipment at customers' locations are recognized when the installation or service work is performed.

Foreign Currency Translation

    Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of
stockholders' equity.   Gains or losses resulting from foreign
exchange transactions (transactions denominated in a currency other than the entity's local currency) are included in determining net income.

Inventories

    Material and parts inventory is stated at the lower of cost (first-in, first-out basis) or market. Work-in-process inventory represents accumulated labor, material, and overhead costs related to specific uncompleted contracts. Provisions are made to reduce accumulated costs on uncompleted contracts to net realizable value when losses are anticipated.

Depreciation

    Depreciation is computed on the straight-line method using the following estimated useful lives:
	Building. . . . . . . . . . . . . . . .                 50  years
	Machinery and equipment . . . . . . . .                3-7  years
	Demonstration equipment . . . . . . . .               3-10  years
	Office furniture. . . . . . . . . . . .                5-7  years
	Leasehold improvements. . . . . . . . .                5-7  years

Amortization

    Patents and licenses are amortized on a straight-line basis over five-year periods. Goodwill is amortized over a forty-year period.

Income Taxes

    The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result primarily from the temporary differences in recognizing depreciation, vacation pay and reserves.

    Income taxes have not been provided for the undistributed earnings of the Company's subsidiary, DMC (U.K.) Ltd., because the Company intends to continue these operations and reinvest the undistributed earnings indefinitely. Undistributed earnings of the subsidiary amounted to $2,122,355 at December 31, 1994.

Net Income Per Share

    Primary net income per share is based on the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options and warrants. Common equivalent shares were computed using the treasury stock method. The Company's convertible subordinated debentures (see Note 2) are not common stock equivalents. Shares used in the primary net income per share calculation were 1,371,622, 1,285,768 and 1,246,357 in 1994, 1993, and 1992, respectively. Fully diluted net income per share assumes the conversion of the convertible subordinated debentures. Shares used in the fully diluted net income per share computation were 1,558,022, 1,505,768 and 1,509,906 in 1994, 1993, and 1992, respectively.

Cash, Cash Equivalents and Restricted Cash

    For purposes of the statements of cash flows, the Company considers all temporary investments with an original maturity of three months or less to be cash equivalents. Included in cash at December 31, 1994 and 1993, is restricted cash in the amount of $102,000 and $34,000, respectively. These amounts collateralize performance bonds established by the Company.

Short-Term Investments

    The Company considers temporary investments with a maturity exceeding three months but less than one year to be short-term investments.

Retainages and Unbilled Receivables

    The Company expects to realize substantially all retainages and unbilled receivables within one year.

Reclassifications

    Certain reclassifications have been made to the 1993
consolidated financial statements to conform with the 1994 presentation.

NOTE 2.        Financing Arrangements

    Long-term debt and notes payable consist of the following:
							  December 31,
						     1994            1993
Non interest bearing long-term obligation,
contingently due 1997 . . . . . . . . . . . . .  $       --       $    4,747,569

5 year term loan, repayment based on quarterly
domestic after-tax cash flow through 1997,
9.0% interest . . . . . . . . . . . . . . . . .          --            2,821,845

5 year term loan, repayment based on quarterly
payments through June 30, 1999 at prime plus
1.5% interest . . . . . . . . . . . . . . . . .       2,600,000           --

Convertible subordinated debentures,
due 1997, interest rate of 12%. . . . . . . . .         425,000          505,000

Convertible subordinated debentures,
due 1999, interest rate of 0% . . . . . . . . .         663,000           --

10 year real property mortgage, due 2002,
interest rate 9.750%, reset annually at
LIBOR plus 4.0% . . . . . . . . . . . . . . . .         385,692          427,797

Revolving credit lines, secured by current
assets and net fixed assets, interest
rates from 9.25% to 9.75% . . . . . . . . . . .         706,108          487,397

Various installment loan and capital lease
obligations (excluding interest) due in
varying amounts through 1996, with interest
from 8.6% to 13%, secured by vehicles and
other equipment . . . . . . . . . . . . . . . .          64,840            5,775
						 --------------   --------------
						      4,844,640        8,995,383

Less current portions:
    Long-term debt. . . . . . . . . . . . . . .         569,999          382,654
    Revolving credit lines. . . . . . . . . . .         706,108          487,397
						      ---------      ----------
						 $    3,568,533   $    8,125,332
						 ==============   ==============

Estimated future maturities on long-term debt at December 31, 1994, were as follows:

		1995                             $  570,000
		1996                                666,000
		1997                              1,088,000
		1998                                642,000
		1999                              1,005,000
		2000 and thereafter                 167,532
						 ----------
						 $4,138,532
						 ==========


    During 1990, the Company negotiated with its principal lender, National Bank of Washington, for increases to the Company's line of credit. The Company expected that such a credit facility could be put in place. However, in August 1990, the Federal Deposit Insurance Corporation (FDIC) seized the National Bank of Washington and effectively closed out all lending activities.

    The Company restructured its debt obligation with the FDIC effective September 30, 1992. The restructuring modified the debt by converting the principal and accrued interest obligation from a demand note to a $3,000,000 term note at 9.0% interest with quarterly repayments equal to 65% of the after-tax free cash flow generated by the domestic operations of the Company for five years. As part of the restructuring, the FDIC released the lien it held on the Company's domestic accounts receivable but has maintained its lien on the domestic inventory and fixed assets until the $3,000,000 obligation was repaid. In addition, the Company granted the FDIC warrants, exercisable from April 1, 1997 through September 30, 1997, to purchase 120,000 common shares at $5.00 per share.

    On September 29, 1994, the Company completed a refinancing of its long term debt with the FDIC. The new long term financing allowed the Company to fully repay its existing obligation in the amount of $2,821,845, plus accrued interest. This payment completed and terminated the Company's obligations under the Loan Modification Agreement between the Company and the FDIC dated as of September
30, 1992. The debt forgiveness resulted in an extraordinary gain of $4,012,180. Since the gain had been previously recognized by the Company for tax purposes and since a valuation allowance had been recorded against the deferred tax asset, it has no current income tax effect.

    Additionally, the Company issued to the FDIC a new Convertible Subordinated Debenture due in 1999 ("Debenture") in the principal amount of $240,000 in exchange for the Warrant ("Warrant") for 120,000 shares of DMC common stock which was previously issued to the FDIC as part of the Agreement. The Debenture bears no interest and may be converted into 120,000 shares of DMC common stock at any time between October 1, 1996 and September 30, 1999 at an exercise price of $2.00 per share. If the FDIC chooses to convert the Debenture, the Company has the right to redeem the Debenture for 65% of the market value of the underlying common stock at the time of conversion. The Company has determined that the fair market value of the debenture, under these conversion terms, is $663,000. That amount has been recorded in the accompanying consolidated balance sheet at December 31, 1994.

  The new banking facility, which is in addition to the Company's existing bank facilities, totalled $2,600,000 as of December 31, 1994, is repayable in quarterly installments over a five year period beginning on September 30, 1994 and ending June 30, 1999 and carries an interest rate of prime plus 1.5%.

    During 1990, the Board of Directors authorized the Company to sell $625,000 of convertible subordinated debentures to certain key investors and directors of the Company. These debentures bear interest at 12%, were originally due September 30, 1992, and were extended to September 30, 1997, under the same terms, on June 30, 1992. The debentures are convertible to shares of the Company's common stock at the conversion price of $2.50 per share, for a maximum total conversion of 250,000 shares, of which 32,000 and 36,000 shares, respectively, were converted in 1994 and 1993. The Company has the right to call the debentures, subject to certain call premiums, beginning October 1, 1994; the Company has not called any debentures. The debentures are subordinate to all of the Company's current and future borrowing from banks, insurance companies, or other financial institutions regularly engaged in the business of lending of money.

    In August 1992, the Company restructured the long-term debt of its British subsidiary by converting a mortgage note bearing an interest rate of 14% with a three year maturity to a ten year mortgage note currently bearing an interest rate of 9.750%. The interest rate is reset annually to LIBOR plus 4.0%.

    In August 1994, the Company renewed its $2,000,000 banking facility from Chase Manhattan Bank of Maryland. This facility comprises a $1,000,000 working capital line, a $500,000 stand by letter of credit line and a $500,000 foreign currency trading line. The facility is secured by the assets of the domestic operations and bears interest at the rate of prime plus 0.75%. The facility expires on July 31, 1995. At December 31, 1994 and 1993, borrowings against the working capital line were $603,223 at 9.25% and $263,649 at 6.75%, respectively.

    The Company's wholly-owned United Kingdom subsidiary, DMC (U.K.) Ltd., has a line of credit that provides for borrowing up to 280,000(pounds) ($438,000 at December 31, 1994). Under this line, borrowings denominated in pounds sterling bear interest at 3.5% over the U.K. base rate. The facility expires in June 1995. At December 31, 1994 and 1993, total borrowings under this line amounted to $102,883 at 9.75% and $223,748 at 9.0%, respectively. These borrowings are secured by substantially all of DMC (U.K.) Ltd.'s assets.

    The Company's wholly-owned German subsidiary, DMC Mess- & Regeltechnik GmbH, has a line of credit of $197,000. Borrowings under this line bear interest at 10.5%, and are secured by substantially all of this subsidiary's assets. There were no borrowings against this line at December 31, 1994 and 1993, respectively.

NOTE 3.        Income Taxes

The provision (benefit) for income taxes is composed of the following:


			       1994        1993        1992

Current:
	Federal . . . . .    $136,000   $ (55,228)  $ 195,896
	State . . . . . .      21,327       3,164      43,395
	Foreign . . . . .     122,453      50,299      23,798
			     ---------  ----------  ----------
			      280,080      (1,765)    263,089
			     ---------  ----------  ----------

Deferred:
	Federal . . . . .     (75,928)     88,760    (119,361)
	State . . . . . .     (10,273)        348     (26,441)
	Foreign . . . . .      --          --          (4,384)
			     ---------  ----------  ----------
			      (86,201)     89,108    (150,186)
			     ---------  ----------  ----------
			     $193,879   $  87,343   $ 112,903
			     =========  ==========  ==========

	The provision (benefit) for income taxes differs from that computed by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:


					1994       1993        1992

Statutory rate. . . . . . . . . .      34.0%      34.0%       34.0%
Effect of tax loss carry forward.      --         --        (106.1)
Difference in effective rates on
earnings of foreign subsidiaries       (0.8)       1.5         4.4
State income taxes (benefit), net
 of federal income tax benefit. .       2.4        4.6         1.8
Debt restructuring. . . . . . . .      --         --          94.2
Valuation allowance adjustment. .      --         --         (17.2)
Other . . . . . . . . . . . . . .      --          1.3         6.8
Reversal of previously provided
income tax. . . . . . . . . . . .     (16.5)      --          --
				      ------     ------     -------
				       19.1%      41.4%       17.9%
				      ======     ======     =======

The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets
(liabilities), as of December 31, 1994 and 1993, are as follows:

				       1994              1993

Accelerated depreciation         $    (33,000)      $   (36,000)
Bad debt reserves                      21,000            46,000
Rent expense                            5,000             4,000
Vacation expense                      163,000           141,000
Commission Expense                     55,000            --
Warranty Expense                       42,000            --
Inventory reserves                     (8,000)           --
Debt restructuring                     --             1,898,000
Interest Expense OID                   (4,000)           --
DISC distributions                    (39,000)          (61,000)
Tax credit carryforward                --                65,000
Other                                 (80,000)         (123,000)
Less: valuation allowance              --            (1,898,000)
				 -------------      ------------
				 $    122,000       $    36,000
				 =============      ============


	As a result of the debt restructuring and resulting extraordinary gain in 1994, the Company reversed the valuation allowance of $1,898,000 recorded at December 31, 1992, and therefore, the extraordinary gain had no income tax effect.

NOTE 4.     Employee Benefit Plans

	The Company and DMC (U.K.) Ltd. maintain separate defined contribution employee benefit plans. U.S. and U.K. employees over the age of 21 and with more than 1 year of experience with the Company are eligible to participate. Eligible employees can defer a portion of their total compensation through contributions, a portion of which is matched by the Company. Participant contributions are immediately 100% vested, while Company contributions vest over four years.

	Expense related to these employee benefit plans was $96,236 for 1994, $73,844 for 1993, and $59,705 for 1992.

NOTE 5.     Commitments

	The Company is obligated under various operating and capital lease agreements, primarily for office space, a manufacturing facility, and office equipment through 1998. The Company entered into a lease for office and manufacturing space in the United States during 1987 which, with options, extends until November 2002 and contains an escalation clause related to increases in the Consumer Price Index.

	The following is a schedule by years of future minimum rental payments required under operating and capital leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994:

		1995                                     $  633,378
		1996                                        577,614
		1997                                        534,907
		1998                                         52,117
		1999 and thereafter                          28,800
							 ----------
							 $1,826,816
							 ==========

	Rental expense was $595,167 in 1994, $558,000 in 1993, and
$516,000 in 1992.

NOTE 6.     Stockholders' Equity

Options

	The Company adopted an Incentive Stock Option Plan ("ISO Plan") in 1985, and established a non-qualified stock option policy ("Warrant
Plan") in 1984. In 1988, the Company adopted the 1988 Stock Option Plan ("1988 Plan"). In 1992, the Company adopted the 1991 Stock Option Plan ("1991 Plan") which was intended to supersede and replace the shares granted under the previous plans. As such, no grants were made under the old plans after the Shareholders approved the 1991 Plan on June 6, 1992. During 1992, employees holding option grants under the old plans were given a one time opportunity to transfer their options to the 1991 Plan at a conversion price of the higher of the original conversion price or $3.75. Consequently, 116,379 options were transferred to the 1991 Plan. In 1992, the Company also adopted the Outside Directors
Stock Option Plan ("Directors Plan").

	The ISO Plan is administered by a Committee appointed by the Board of Directors, which determines the officers and key employees to be granted options on shares of the Company's common stock, at prices no lower than the fair market value on the date of grant. As of December
31, 1994, there were options outstanding to purchase 20,000 shares of common stock, with expiration dates through December 31, 1997. At December 31, 1994, there were no shares available for future grants of options under the ISO Plan.

	The following table summarizes the activity under the ISO Plan:

					 Shares     Option Price Range

Options outstanding at
	January 1, 1992 . . . . . .      93,965     $2.50 - $8.00

Transferred to 1991 Plan. . . . . .      59,499     $5.00 - $8.00
Granted . . . . . . . . . . . . . .      --

Canceled or terminated. . . . . . .       3,533     $6.00 - $7.87
Exercised . . . . . . . . . . . . .      --
					-------     -------------
Options outstanding at
	December 31, 1992 . . . . .      30,933     $2.50 - $7.87

Granted . . . . . . . . . . . . . .      --            --

Canceled or terminated. . . . . . .         533     $7.87 - $7.87
Exercised . . . . . . . . . . . . .      10,400     $2.50 - $2.50
					-------     -------------
Options outstanding at
	December 31, 1993 . . . . .      20,000     $2.50 - $2.50

Granted . . . . . . . . . . . . . .      --            --

Canceled or terminated. . . . . . .      --            --
Exercised . . . . . . . . . . . . .      --            --
					-------     -------------
Options outstanding at
	December 31, 1994 . . . . .      20,000     $2.50 - $2.50
					=======     =============
Options exercisable at
	December 31, 1994 . . . . .      20,000     $2.50 - $2.50
					=======     =============


	The Warrant Plan is administered by the Board of Directors, which determines those individuals to be granted options on shares of the Company's common stock, at prices no lower than the fair market value on the date of grant. As of December 31, 1994, there were options outstanding to purchase 15,500 shares of common stock, with an expiration date of December 31, 1997. At December 31, 1994 there were no shares available for future grants of options under the Warrant Plan.

The following table summarizes the activity under the Warrant Plan:

					 Shares     Option Price Range
Options outstanding at
	January 1, 1992 . . . . . .      76,680     $2.50 - $12.00

Transferred to 1991 Plan. . . . . .      37,080     $2.50 - $ 8.00
Granted . . . . . . . . . . . . . .         520     $2.50 - $ 2.50
Canceled or terminated. . . . . . .         400     $6.00 - $12.00
Exercised . . . . . . . . . . . . .      --
					-------     --------------
Options outstanding at
	December 31, 1992 . . . . .      39,720     $2.50 - $12.00

Granted . . . . . . . . . . . . . .      --
Canceled or terminated. . . . . . .         720     $7.85 - $12.00
Exercised . . . . . . . . . . . . .      23,500     $2.50 - $ 2.50
					-------     --------------
Options outstanding at
December 31, 1993 . . . . . . . . .      15,500     $2.50 - $ 6.00

Granted . . . . . . . . . . . . . .      --
Canceled or terminated. . . . . . .      --            --
Exercised . . . . . . . . . . . . .      --            --
					-------     --------------
Options outstanding at
	December 31, 1994 . . . . .      15,500     $2.50 - $ 6.00
					=======     ==============

Options exercisable at
	December 31, 1994 . . . . .      15,500     $2.50 - $ 6.00
					 ======     ==============

	The Company adopted the 1988 Stock Option Plan in September 1988. Of the 80,000 shares of common stock issuable under the 1988 Plan, there were options under the plan outstanding to purchase 5,000 shares at December 31, 1994. Options to purchase common stock granted under the 1988 Plan are not intended to qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. As of December 31, 1994, there were no shares available for future grants of options under the 1988 Plan.

       The following table summarizes the activity under the 1988 Option
Plan:
					 Shares     Option Price Range
Options outstanding at
	January 1, 1992 . . . . . .      28,300     $2.50 - $8.75

Transferred to 1991 Plan. . . . . .      19,800     $2.50 - $8.75
Granted . . . . . . . . . . . . . .       1,500     $2.50 - $2.50
Canceled or terminated. . . . . . .      --
Exercised . . . . . . . . . . . . .      --
					-------     -------------
Options outstanding at
	December 31, 1992 . . . . .      10,000     $2.50 - $2.50

Granted . . . . . . . . . . . . . .      --
Canceled or terminated. . . . . . .       1,667     $2.50 - $2.50
Exercised . . . . . . . . . . . . .       3,333     $2.50 - $2.50
					-------     -------------
Options outstanding at
	December 31, 1993 . . . . .       5,000     $2.50 - $2.50

Granted . . . . . . . . . . . . . .      --
Canceled or terminated. . . . . . .      --            --
Exercised . . . . . . . . . . . . .      --            --
					-------     -------------
Options outstanding at
	December 31, 1994 . . . . .       5,000     $2.50 - $2.50
					=======     =============
Options exercisable at
	December 31, 1994 . . . . .       5,000     $2.50 - $2.50
					=======     =============


	At the 1992 Annual Meeting, the Shareholders approved the 1991 Stock Option Plan and authorized 250,000 shares to replace shares issued under the old plans. The 1991 Plan is administered by the Board of Directors, which determines those individuals to be granted options on shares of the Company's common stock, at prices no lower than the fair market value on the date of grant. As of December 31, 1994, there were options outstanding to purchase 146,626 shares of common stock, with an expiration date of December 31, 1997. At December 31, 1994 there were 102,874 shares available for future grants of options under the 1991 Plan.

       The following table summarizes the activity under the 1991 Option
Plan:
					 Shares     Option Price Range

Options outstanding at
	January 1, 1992 . . . . . .      --

Transferred from old plans. . . . .     116,379     $3.75 - $8.75
Granted . . . . . . . . . . . . . .       8,000     $5.00 - $5.00
Canceled or terminated. . . . . . .      --
Exercised . . . . . . . . . . . . .      --
					-------     -------------
Options outstanding at
	December 31, 1992 . . . . .     124,379     $3.75 - $8.75

Granted . . . . . . . . . . . . . .      21,000     $6.75 - $6.75
Canceled or terminated. . . . . . .      26,253     $5.00 - $8.75
Exercised . . . . . . . . . . . . .      --
					-------     -------------
Options outstanding at
	December 31, 1993 . . . . .     119,126     $3.75 - $8.75

Granted . . . . . . . . . . . . . .      28,000     $3.50 - $5.37
Canceled or terminated. . . . . . .      --            --
Exercised . . . . . . . . . . . . .         500     $4.00   $4.00
					-------     -------------
Options outstanding at
	December 31, 1994 . . . . .     146,626     $3.50 - $8.75
					=======     =============
Options exercisable at
	December 31, 1994 . . . . .     121,287     $3.50 - $8.75
					=======     =============

       At the 1992 Annual Meeting, the Shareholders approved the Outside Directors Stock Option Plan and authorized 50,000 shares for granting to non-employee directors of the Company. The Directors Plan provides that, upon joining the Board, each outside director is awarded 5,000 shares at a price equal to the higher of $2.50 or the fair market value on the date of grant. As of December 31, 1994, there were options outstanding to purchase 28,750 shares of common stock, with an expiration date of December 31, 1997. At December 31, 1994, there were 18,750 shares available for future grants of options under the Directors Plan.

	The following table summarizes the activity under the Directors
Plan:
					 Shares     Option Price Range

Options outstanding at
	January 1, 1992 . . . . . .      --

Granted . . . . . . . . . . . . . .      25,000     $2.50 - $2.50
Canceled or terminated. . . . . . .      --
Exercised . . . . . . . . . . . . .      --
					-------     -------------
Options outstanding at
	December 31, 1992 . . . . .      25,000     $2.50 - $2.50

Granted . . . . . . . . . . . . . .       5,000     $6.00 - $6.00
Canceled or terminated. . . . . . .       3,750     $2.50 - $2.50
Exercised . . . . . . . . . . . . .       2,500     $2.50 - $2.50
					-------     -------------
Options outstanding at
	December 31, 1993 . . . . .      23,750     $2.50 - $6.00

Granted . . . . . . . . . . . . . .       5,000     $4.00 - $4.00
Canceled or terminated. . . . . . .      --            --
Exercised . . . . . . . . . . . . .      --            --
					-------     -------------
Options outstanding at
	December 31, 1994 . . . . .      28,750     $2.50 - $6.00
					=======     =============
Options exercisable at
	December 31, 1994 . . . . .      17,500     $2.50 - $6.00
					=======     =============


NOTE 7.          Business Segment Information

    Geographic area results were as follows (000's omitted):
						   Year Ended December 31, 1994
				 United     United                           Elimi-     Consol-
				 States     Kingdom    Germany    France      nations    idated
Net sales to unaffiliated
    customers . . . . . . .      $ 17,868   $  4,658   $  1,660   $     20   $    --    $ 24,206
Intercompany sales. . . . .         2,455        651         38      --        (3,144)       --
				 --------   ---------  ---------  ---------  ---------  ---------
Total sales                      $ 20,323   $  5,309   $  1,698   $     20   $ (3,144)  $ 24,206
				 =========  =========  =========  =========  =========  =========
Pre tax income. . . . . . .      $    263   $    392   $    209   $    150   $    --    $  1,014
				 =========  =========  =========  =========  =========  =========
Identifiable assets at
    December 31 . . . . . .      $ 14,575   $  4,339   $  1,019   $    158   $    --    $ 20,091
				 =========  =========  =========  =========  =========  =========

						   Year Ended December 31, 1993
				 United     United                           Elimi-     Consol-
				 States     Kingdom    Germany    France      nations    idated
Net sales to unaffiliated
    customers . . . . . . .      $ 16,458   $  2,100   $  1,411   $    252   $    --    $ 20,221
Intercompany sales. . . . .           817      1,184         89        164     (2,254)       --
				 ---------  ---------  ---------  ---------  ---------  ---------
Total sales . . . . . . . .      $ 17,275   $  3,284   $  1,500   $    416   $ (2,254)  $ 20,221
				 =========  =========  =========  =========  =========  =========
Pre tax income. . . . . . .      $   (106)  $    141   $    178   $     (2)  $    --    $    211
				 =========  =========  =========  =========  =========  =========
Identifiable assets at
    December 31 . . . . . .      $ 13,286   $  2,734   $  1,242   $    249   $    --    $ 17,511
				 =========  =========  =========  =========  =========  =========

						   Year Ended December 31, 1992
				 United     United                           Elimi-     Consol-
				 States     Kingdom    Germany    France      nations    idated
Net sales to unaffiliated
    customers . . . . . . .      $ 15,647   $  2,890   $    508   $    892   $    --    $ 19,937
Intercompany sales. . . . .           604        782         64          1     (1,450)       --
				 ---------  ---------  ---------  ---------  ---------  ---------
Total sales                      $ 16,251   $  3,672   $    572   $    893   $ (1,450)  $ 19,937
				 =========  =========  =========  =========  =========  =========
Pre tax income. . . . . . .      $    629   $     74   $    (70)  $     (3)  $    --    $    630
				 =========  =========  =========  =========  =========  =========
Identifiable assets at
    December 31 . . . . . .      $ 12,840   $  2,959   $    808   $    451   $    --    $ 17,058
				 =========  =========  =========  =========  =========  =========



    Export sales to geographic areas outside the United States, excluding intercompany transactions, were as follows (in thousands):

					 1994         1993         1992

From the United States. . . . . . .    $ 12,004     $ 10,564     $ 10,376

From DMC (U.K.) Limited
    in the United Kingdom . . . . .       4,658        2,100        2,890

From DMC Mess - & Regeltechnik
    GmbH in West Germany. . . . . .       1,660        1,411          508

From DMC France,S.A.R.L. in France.          20          252          892
				       ---------    ---------    ---------
				       $ 18,342     $ 14,327     $ 14,666
				       =========    =========    =========

    The Company does not believe it is dependent upon any single customer on a continuing basis, although in any one year one customer may account for a material portion of the Company's sales.
During 1994, 1993, and 1992, no customer accounted for 10% or more of sales.

	      Item 9.  Changes in and Disagreements With Accountants
			on Accounting and Financial Disclosure

No Form 8-K reports were filed during 1994, 1993 or 1992 regarding changes in and disagreements with accountants.

				   PART IV

	   Item 14.  Exhibits, Financial Statement Schedules, and
			      Reports on Form 8-K

a.  (1) Financial Statements:
												   Page

  a.  Independent Auditors' Report . . . . . . . . . . . .         19

  b.  Independent Auditors' Report . . . . . . . . . . . .         20

  c.  Consolidated balance sheets as of December 31,
	      1994 and 1993. . . . . . . . . . . . . . . .        21-22

  d.  Consolidated statements of operations for the years
	      ended December 31, 1994, 1993, and 1992. . .         23

  e.  Consolidated statements of stockholders'
	      equity for the years ended December 31,
	      1994, 1993 and 1992. . . . . . . . . . . . .         24

  f.  Consolidated statements of cash flows for the years
	      ended December 31, 1994, 1993 and 1992 . . .         25

  g.  Notes to consolidated financial statements                  26-41

    (2) Financial statement schedules.  The following financial statement schedule is filed as part of this report. If any schedule is omitted, it is because either it is not applicable or because it is included in the financial statements or notes thereto.


								  Page
  Schedule VIII.  Valuation and qualifying accounts for
      the years ended December 31, 1994, 1993 and 1992.            43

b.  Exhibits (numbered according to Item 601 of Regulation S-K)

  3.  Articles of incorporation and by-laws (Registrant's
	       Form 10. Registration No. 0-15011)

 10.  Material contracts (Registrant's Form 10, Registration
		No. 0-15011, and Prospectus on Form S-8,
		Registration No. 33-12129, Registrant's Form S-1,
		Registration No. 33-15066)

 11.  Statement re computation of per share earnings (See Note 1
		of Notes to Consolidated Financial Statements)

 22.  Subsidiaries of the Registrant (Registrant's Form 10,
		Registration No. 0-15011)

 24.  a.  Consent of Deloitte & Touche                             44

      b.  Consent of Sinclairs                                     45


                                                                                                  SCHEDULE VIII
			   DATA MEASUREMENT CORPORATION
			 VALUATION AND QUALIFYING ACCOUNTS
	     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992<F1>


	Column A                 Column B             Column C          Column D     Column E

					       Additions
				 Balance at   Charged to   Charged to
				 Beginning    Costs and    Other Acct   Deductions   Balance at
       Description                 of Year    Expenses     Describe     Describe (1) End of Year
Year ended December 31, 1994
    Allowance for doubtful
     accounts                    $184,000     $ 72,000     $   --       $ 94,000     $162,000
				 ========     ========     ========     ========     =========
Year ended December 31, 1993
    Allowance for doubtful
     accounts                    $187,000     $ 70,000     $   --       $ 73,000     $184,000
				 ========     ========     ========     ========     =========
Year ended December 31, 1992
    Allowance for doubtful
     accounts                    $443,000     $ 97,000     $   --       $353,000     $187,000
				 ========     ========     ========     ========     =========

<F1>(1) The decrease in allowance for doubtful accounts is principally the
	result of accounts written off.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-50982 and 33-54028 of Data Measurement Corporation on Forms S-8 and S-3, respectively, of our report dated March 1, 1995, appearing in this Annual Report on Form 10-K of Data Measurement Corporation for the year ended December 31, 1994.

/s/ Deloitte & Touche LLP
Washington, D.C.
March 15, 1995

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-50982 and 33-54028 of Data Measurement Corporation on Forms S-8 and S-3, respectively, of our report dated March 1, 1995, appearing in this Annual Report on Form 10-K of Data Measurement Corporation for the year ended December 31, 1994.

/s/ SINCLAIRS
LONDON, U.K.
15 March 1995


				  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			      DATA MEASUREMENT CORPORATION
				       (Registrant)


Date:                                           By:/s/ Dominique Gignoux
March 16, 1995                                      Dominique Gignoux
						    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James F. Collins
James F. Collins
Director
March 16, 1994

/s/ Dominique Gignoux
Dominique Gignoux
Chairman of the Board of Directors,
President (Principal Executive Officer)
March 16, 1994

/s/ Marshal Greenblatt
Marshal Greenblatt
Director
March 16, 1994

/s/ Gregory A. Harrison
Gregory A. Harrison
Director
March 16, 1994

/s/ Ira A. Hunt, Jr.
Ira A. Hunt, Jr.
Director
March 16, 1994

/s/ Frederick S. Rolandi
Frederick S. Rolandi
Vice President, Chief
Financial Officer and Director
March 16, 1994

/s/ John D. Sanders
John D. Sanders
Director
March 16, 1994

/s/ Bonnie K. Wachtel
Bonnie K. Wachtel
Director
March 16, 1994