Form 10-Q
period 1995-03-31
DATA MEASUREMENT CORP
filed 1995-05-09
CIK 354827

UNITED STATES
				    SECURITIES AND EXCHANGE COMMISSION
				      Washington, D.C.  20549

						FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter ended      March 31, 1995

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

      The number of shares outstanding of the registrant's common stock par value $.01 per share, as of March 31, 1995 was 1,336,486.


			    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

			      DATA MEASUREMENT CORPORATION
			    CONSOLIDATED STATEMENTS OF OPERATIONS
					(Unaudited)
						   Three Months Ended March 31,
							 1995           1994
Sales.........................                        $6,500,211     $5,278,112

Costs and expenses:
  Cost of sales...............                         4,580,911      4,051,533
  Selling, general & administrative....                1,357,655        945,722
  Interest expense............                            98,894         95,489
  (Gain)/Loss on foreign exchange........                 (8,318)        19,212

Costs and expenses............                         6,029,142      5,111,956

Income before provision
  for income taxes................                       471,069        166,156
Provision for income taxes:
  Current.....................                            49,235          9,886
  Deferred....................                            60,697         47,341

Net Income ...................                          $361,137       $108,929

Net Income per Share..........
		     -Primary                              $0.26          $0.08
		     -Fully Diluted                        $0.23          $0.08



	  See accompanying notes to consolidated unaudited financial statements.



				       2





		       DATA MEASUREMENT CORPORATION
		       CONSOLIDATED BALANCE SHEETS
						      March 31,      December 31,
							1995            1994
						     (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents........                    $751,478        $583,384
  Restricted Cash..................                     164,000         102,000
  Accounts Receivable:
   Trade, less allowance for
    doubtful accounts of $169,000
    in 1995 & $180,000 in 1994...                     4,373,796       5,238,586
   Unbilled accounts receivable...                    1,720,483       1,544,737
   Retainages.....................                    1,802,104       1,521,516

    Total Accounts Receivable.....                    7,896,383       8,304,839
  Inventories:
    Work-in-process................                   2,690,451       2,514,722
    Material and parts.............                   7,177,367       6,695,087

      Total inventories............                   9,867,818       9,209,809

  Deferred income taxes............                     188,266         188,266
  Other............................                     391,624         316,74

    Total current assets.........                    19,259,569      18,705,041

Property & equipment, at cost:
  Land.............................                      40,525          39,163
  Building.........................                     511,137         493,952
  Machinery and equipment..........                   1,797,371       1,763,373
  Demonstration equipment..........                   1,302,364       1,048,997
  Office furniture.................                     834,893         803,945
  Leasehold improvements...........                     205,133         204,644

    Total property and equipment.                     4,691,423       4,354,074
  Less accumulated depreciation
   and amortization...............                    3,515,560       3,410,849

    Net property & equipment.....                     1,175,863         943,225

Patents at cost, less
 amortization of $123,145 in 1995
 and $102,635 in 1994.............                       50,271          53,551

Goodwill, less accumulated amortization
 of $146,374 in 1995 and $143,974
 in 1994..........................                      392,310         388,954

TOTAL ASSETS                                        $20,878,013     $20,090,771

	  See accompanying notes to consolidated unaudited financial statements.
					3


		     DATA MEASUREMENT CORPORATION
		      CONSOLIDATED BALANCE SHEETS

						    March 31,       December 31,
						      1995             1994
						    Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank............                  $1,195,124        $706,108
  Accounts payable.................                   1,445,059       2,347,210
  Advance payments on contracts...                    1,803,366       1,453,509
  Accrued compensation.............                     833,177         683,753
  Accrued warranty expense.........                     364,554         354,096
  Accrued commission expense.......                     509,987         566,311
  Accrued interest expense.........                      47,780          37,427
  Other accrued liabilities........                     699,193         497,265
  Current income taxes.............                     174,216         197,498
  Current portion of long term debt                     568,767         569,999

   Total current liabilities......                    7,641,223       7,413,176

Deferred income taxes..............                     126,521          65,824
Long term debt.....................                   3,435,697       3,568,533

Stockholders' equity:
  Common stock, $.01 par value.....                      13,395          13,313
  Additional paid in capital.......                   5,438,666       5,417,248
  Retained earnings................                   4,419,197       4,058,060
  Currency translation adjustments.                   (179,886)        (428,583)
  Treasury stock, 3,000 shares,
  at cost........................                      (16,800)         (16,800)

Total stockholders' equity.....                      9,674,572        9,043,238

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $20,878,013      $20,090,771

	 See accompanying notes to consolidated unaudited financial statements.

					  4


			 DATA MEASUREMENT CORPORATION
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Unaudited)
						    Three Months Ended March 31,
							  1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income............................                  $361,137      $108,929
 Adjustments to reconcile net earning
  to net cash used in operations:
   Depreciation......................                      56,594       106,355
   Amortization......................                      12,309         6,260
 Changes in assets and liabilities:
   Accounts receivable...............                     (49,702)   (1,011,425)
   Inventories.......................                    (803,990)     (114,965)
   Other current assets..............                     (23,855)      (32,895)
   Patents and licenses..............                      (3,950)       (4,673)
   Accounts payable..................                     (931,783)     294,789
   Advance payments on contracts.....                      864,117      164,433
   Accrued compensation..............                      142,370      (97,490
   Other accrued liabilities.........                      105,250       47,17
   Current income taxes..............                      (27,600)       9,886
   Deferred income taxes.............                       60,697       46,642
 Net cash provided by (used in)
		      operating activities:               (238,406)    (476,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment...                    (19,730)     (29,346)
 Change in restricted cash.............                    (62,000)     -
 Net cash (used in) investing activities:                  (81,730)     (29,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (repayment) of long term debt..                 (148,556)      12,466
 Increase (decrease) in notes payable...........           489,275      304,462
 Proceeds from sale of common stock......                   21,500      -
 Net cash provided by (used in
	   financing activities............                362,219      316,928

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS:                                    126,011      (16,700)

NET (DECREASE) IN CASH
  AND CASH EQUIVALENTS:                                    168,094     (206,102)

Cash and cash equivalents, Beginning of period             583,384      738,696

Cash and cash equivalents, End of period                  $751,478     $532,594

Supplemental cash flow information:
 Interest paid........................                     $96,656      $91,110
 Income taxes paid....................                     $77,600      -
 Conversion of debentures to commmon stock                  -           $30,000
 Capitalization of test equipment........                 $243,984      -

	  See accompanying notes to consolidated unaudited financial statements.



		      DATA MEASUREMENT CORPORATION
	  NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

      The consolidated unaudited financial statements contained herein have been prepared from the books and records of the Company. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

      The Company has 4,000,000 authorized shares of $.01 par value common stock of which there were 1,339,486 shares issued and 1,336,486 shares outstanding and 1,310,818 shares issued and 1,307,818 shares outstanding as of March 31, 1995 and 1994, respectively.


(2)   NET INCOME PER SHARE CALCULATION

      Primary income per share is based on the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options and warrants. Common equivalent shares were computed using the treasury stock method. The Company's convertible subordinated debentures are not common stock equivalents. However, stock options having an exercise price below the average market price of common stock during the period are common stock equivalents and are assumed to have been exercised.
Additionally, the method assumes that the exercise proceeds are used by the Company to repurchase common shares at the average market price. Under this method, the average shares used in calculating primary earnings per share are 1,394,801 for the three month period ending March 31, 1995.

      Fully diluted earnings per share have also been calculated using the treasury stock method; in addition, however, the conversion of the convertible subordinated debentures issued by the Company is also assumed.
Average shares used in calculating fully diluted earnings per share, therefore, are 1,608,899 for the three month period ending March 31, 1995.

	    Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATION

Material Changes in Financial Condition:

      During the first quarter of 1995, the Company financed its operations from internally generated cash flow and by use of its working capital facility.
During the quarter, the Company negotiated an increase in its working capital line of $500,000. At March 31, 1995, the Company had approximately $860,000 of unused credit facilities available. The Company expects that the funds provided by its operations and by its current working capital facilities will enable it to finance its future operations.

Material Changes in Results of Operations:

      Sales for the first three months of 1995 were $6,500,211 as compared to $5,278,112 in 1994. This increase of 23.2% reflects shipments of orders received during the second half of 1994. Order backlog during the quarter increased from $14,406,000 at December 31, 1994 to $19,073,000 at March 31,
1995 -- an increase of 32.4%. The increase in bookings came from all parts of the world.

      Gross Margin was $1,919,300 or 29.5% of sales for the first three months of 1995 compared with $1,226,579 or 23.2% of sales for the same period in 1994.
In 1995, the Company shipped several orders for hot strip steel mills which were sold at attractive prices. Additionally, sales of spare parts increased
20.4% to $1,173,000 from the prior year period.

      Selling, general and administrative expenses were $1,357,655 or 20.9%
of sales for the first three months of 1995, as compared to $945,722 or 17.9% of sales in the same period in 1994. The increase was the result of commission payments paid in connection with foreign orders.

      Interest Expense was $98,894 or 1.5% of sales for the first three months of 1994 as compared to $95,489 or 1.8% of sales for the same period in 1994.
This percentage decrease is a result of higher sales volume.

      The Company recorded a gain on foreign exchange of $8,318 or 0.1% of sales for the first three months of 1995 as compared to a loss of $19,212 or 0.4% of sales for the same period in 1994. The gain in foreign exchange results from the weakening of the U.S. Dollar versus major European currencies.

      The Company's effective tax rate was 23.3% for the first three months of 1995 as compared to 34.4% for the same period in 1994. In 1995 the Company was able to utilize tax credits from certain foreign operations to reduce its effective tax rate.






				      7








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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  ExhibitS

	   Not applicable.

      (b)  Reports on Form 8-K

	   No reports on Form 8-K have been filed during the first quarter of 1994.

				   8


			       SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				       DATA MEASUREMENT CORPORATION
					    (Registrant)

Dated
May 4, 1995                                          /s/ Frederick S. Rolandi
						 By:   -----------------------
							  Frederick S. Rolandi
						       Vice President and Chief
							   Financial Officer



						     /s/ Dominique Gignoux
						 By:  ----------------------
							 Dominique. Gignoux
							   President and
						       Chief Executive Officer

					      9
