Form 10-Q
period 1995-06-30
DATA MEASUREMENT CORP
filed 1995-08-09
CIK 354827

UNITED STATES
                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

                                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter ended      June 30, 1995

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

        The number of shares outstanding of the registrant's common stock par value $.01 per share, as of June 30, 1995 was 1,361,187.


                PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DATA MEASUREMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                         Three Months Ended June 30    Six Months Ended June 30
                                1995         1994           1995         1994
Sales.........................$ 8,522,309  $6,149,173  $15,022,520  $11,427,285

Costs and expenses:
  Cost of sales...............  6,153,824   4,710,919   10,734,735    8,762,452
  Selling, general & admin....  1,511,342   1,120,154    2,868,997    2,065,876
  Interest expense............    174,950     106,106      273,844      201,595
  Loss (gain) on foreign exch.    (40,848)    (10,499)     (49,166)       8,713

Costs and expenses............  7,799,268   5,926,680   13,828,410   11,038,636

Income before provision
  for income taxes............    723,041     222,493    1,194,110      388,649
Provision for income taxes:
  Current.....................    160,444       1,540      209,679       11,426
  Deferred....................     53,280      26,205      113,977       73,546


Net income....................   $509,317    $194,748     $870,454     $303,677




Net Income per Share.......
                -Primary           $0.35       $0.15        $0.61         $0.23
                -Fully Diluted     $0.32       $0.14        $0.54         $0.22


        See accompanying notes to consolidated financial statements.





                 DATA MEASUREMENT CORPORATION
                  CONSOLIDATED BALANCE SHEETS

                                                June 30,     December 31,
                                                  1995           1994
                                              (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents........            $   994,348      $  685,384
  Accounts Receivable:
    Trade, less allowance for
      doubtful accounts of $154,000
      in 1995 & $180,000 in 1994...              6,100,872       5,238,586
    Unbilled accounts receivable...              1,088,674       1,544,737
    Retainages.....................              1,954,193       1,521,516

     Total Accounts Receivable.....              9,143,739       8,304,839
  Inventories:
    Work-in-process................              4,248,287       2,514,722
    Material and parts.............              7,143,184       6,695,087

      Total inventories............             11,391,471       9,209,809

  Deferred income taxes............                188,266         188,266
  Other............................                406,505         316,743

      Total current assets.........             22,124,329      18,705,041

Property & equipment, at cost:
  Land.............................                 39,863          39,163
  Building.........................                502,781         493,952
  Machinery and equipment..........              1,797,000       1,763,373
  Demonstration equipment..........              1,298,684       1,048,997
  Office furniture.................                892,618         803,945
  Leasehold improvements...........                215,999         204,644

      Total property and equipment.              4,746,945       4,354,074
  Less accumulated depreciation
    and amortization...............              3,573,690       3,410,849

      Net property & equipment.....              1,173,255         943,225
Patents and licenses at cost, less
  amortization of $128,441 in 1995
  and $102,635 in 1994.............                 52,546          53,551

Other, including goodwill..........                386,896         388,954

TOTAL ASSETS                                   $23,737,026     $20,090,771


        See accompanying notes to consolidated financial statements.

                 DATA MEASUREMENT CORPORATION
                  CONSOLIDATED BALANCE SHEETS


                                                June 30,        December 31,
                                                1995            1994
                                              (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank............             $ 1,696,880    $   706,108
  Accounts payable.................               2,603,299      2,347,210
  Advance payments on contracts....               2,168,193      1,453,509
  Accrued compensation.............                 931,350        683,753
  Accrued warranty expense.........                 455,838        354,096
  Accrued commission expense.......                 687,240        566,311
  Accrued interest expense.........                  53,001         37,427
  Other accrued liabilities........                 608,654        497,265
  Current income taxes.............                 191,560        197,498
  Current portion of long term debt                 593,052        569,999

    Total current liabilities......               9,989,067      7,413,176

Deferred income taxes..............                 178,573         65,824
Long term debt.....................               3,327,935      3,568,533

Stockholders' equity:
  Common stock, $.01 par value.....                  13,612         13,313
  Additional paid in capital.......               5,524,495      5,417,248
  Retained earnings................               4,928,514      4,058,060
  Currency translation adjustments.                (208,370)      (428,583)
  Treasury stock, 3,000 shares,
    at cost........................                 (16,800)       (16,800)

    Total stockholders' equity.....              10,241,451      9,043,238

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $23,737,026    $20,090,771

        See accompanying notes to consolidated financial statements.



                 DATA MEASUREMENT CORPORATION
                  STATEMENTS OF CASH FLOWS
                        (Unaudited)
                                               Six Months Ended June 30
                                                  1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income............................        $  870,454      $  303,700
  Adjustments to reconcile net earnings
    to net cash used in operations:
      Depreciation......................           156,137         263,254
      Amortization......................            16,719          14,221
  Changes in assets and liabilities:
      Accounts receivable...............        (1,965,903)     (1,817,684)
      Inventories.......................        (2,111,608)       (187,703)
      Other current assets..............           (48,053)         27,079
      Patents and licenses..............            (6,094)        (19,337)
      Accounts payable..................           238,701         701,157
      Advance payments on contracts.....         1,879,817         389,329
      Accrued compensation..............           271,330          69,431
      Other accrued liabilities.........           281,838        (142,766)
      Current income taxes..............           (14,514)         10,036
      Deferred income taxes.............           112,713          72,759
  Net cash provided by (or used in)
      operating activities:                       (318,463)       (316,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment...        (371,799)       (101,686)
  Disposal of property and equipment......               0               0
  Net cash provided by (or used in)
      investing activities:                       (371,799)       (101,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (repayment) of long term debt..        (187,562)         (2,935)
  Increase (decrease) in notes payable..           976,436         348,718
  Proceeds from sale of common stock....            82,546               0
  Net cash provided by (or used in)
      financing activities:                        871,420         345,783

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS:                            127,806          28,391

NET INCREASE/(DECREASE) IN CASH:                   308,964         (44,036)

CASH, Beginning of period                          685,384         738,696

CASH, End of period                             $  994,348      $  694,660
Supplemental cash flow information:
  Interest paid.........................        $  183,270      $  174,097
  Income taxes paid.....................        $  215,617      $    1,540
  Capitalization of test equipment......        $  243,984             -
  Capitalized equipment leases..........             -          $   73,030
  Conversion of Subordinated Debenture..        $   25,000      $   30,000

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

        The Company has 4,000,000 authorized shares of $.01 par value common stock of which there were 1,364,187 shares issued and 1,361,187 shares outstanding and 1,310,818 shares issued and 1,307,818 shares outstanding as of June 30, 1995 and 1994, respectively.


(2)     NET INCOME PER SHARE CALCULATION

        Primary income per share is based on the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options and warrants. Common equivalent shares were computed using the treasury stock method. The Company's convertible subordinated debentures are not common stock equivalents. However, stock options having an exercise price below the average market price of common stock during the period are common stock equivalents and are assumed to have been exercised. Additionally, the method assumes that the exercise proceeds are used by the Company to repurchase common shares at the average market price. Under this method, the average shares used in calculating primary earnings per share are 1,459,707 and 1,435,354 for the three and six month periods ending June 30, 1995.

        Fully diluted earnings per share have also been calculated using the treasury stock method; in addition, however, the conversion of the convertible subordinated debentures issued by the Company is also assumed. Average shares used in calculating fully diluted earnings per share, therefore, are 1,658,093 and 1,652,898 for the three and six month periods ending June 30, 1995.

                            Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition:

        During the second quarter of 1995, the Company financed its operations from internally generated cash flow and by use of its working capital facility. During the quarter, the Company renewed its working capital facility in the United States and the United Kingdom and increased those lines by $1,000,000. At June 30, 1995, the Company had approximately $720,000 of unused credit facilities available. The Company expects that the funds provided by its operations and by its current working capital facilities will enable it to finance its future operations.

Material Changes in Results of Operations:

        Sales for the three and six month periods ending June 30, 1995 were $8,522,309 and $15,022,520 as compared to $6,149,173 and $11,427,285 in 1994, respectively. These increases of 38.6% and 31.5% reflect increases in order input which began late in 1994. Order backlog increased from $14,406,000 at December 31, 1994 to $19,073,000 at March 31, 1995 and stood at $19,172,000 on
June 30, 1995.  The increases in bookings came from all parts of the world.

        Gross Margins were $2,368,485 or 27.8% of sales for the second quarter of 1995 compared with $1,438,254 or 23.4% of sales for the same period in 1994. First half gross margins were $4,287,785 or 28.5% of sales in 1995 as compared to $2,664,833 or 23.3% of sales for the same period in 1994. Shipments in 1995 reflect better selling prices that the Company has been able to negotiate during the cyclic upswing in order input. Spare parts sales, which were strong during the first half of 1995, amounted to $3,212,000 -- an increase of 37.7% over the prior year.

        Selling, general and administrative expenses were $1,511,342 or 17.7% of sales for the second quarter of 1995, as compared to $1,120,154 or 18.2% of sales in the same period in 1994. The absolute increase was the result of commission payments paid in connection with foreign orders. In the first half of 1995, SG&A expenses were 19.1% of sales as compared to 18.1% during the first half of 1994.

        Interest Expense was $174,950 or 2.1% of sales in the quarter ended June 30, 1995 as compared to $106,106 or 1.7% of sales for the same period in 1994. In the 1995 period, the Company recognized $75,000 of interest expense as result of an adjustment to the fair value of the convertible subordinated debenture issued to the Federal Deposit Insurance Corporation in connection with a debt restructuring which was concluded in October 1994. The change in year to date interest expense also resulted from the same transaction.

        The Company recorded a gain on foreign exchange of $40,848 or 0.5% of sales for the second quarter of 1995 as compared to a gain of $10,499 or 0.2% of sales for the same period in 1994. The gains in foreign exchange resulted from the weakening of the U.S. Dollar versus major European currencies.

        The Company's effective tax rate was 27.1% for the first half of 1995 as compared to 21.9% for the same period in 1994. In both 1995 and 1994, the Company was able to utilize tax credits from certain foreign operations to reduce its effective tax rate.

                               PART II.  OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

        Not applicable.

Item 2.         CHANGES IN SECURITIES

        Not applicable.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The shareholders of the Company elected the slate of eight Directors nominated by the Board at the Company's annual meeting which was held on May 4, 1995.


Item 5.         OTHER INFORMATION

        Not applicable.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibit Index
                Exhibit #       Description

                  (3)(i) Restated Certificate of Incorporation Filed with this report at page 10

        (b)     Reports on Form 8-K

                No reports on Form 8-K have been filed during the second quarter of 1995.

                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DATA MEASUREMENT CORPORATION
                                                        (Registrant)

Dated:
August 2, 1995                                          /s/ Frederick S. Rolandi
                                                By:     ------------------------
                                                        Frederick S. Rolandi
                                                        Vice President and Chief
                                                        Financial Officer



                                                    /s/ Dominique Gignoux
                                                By: ------------------------
                                                         D. Gignoux
                                                        President and
                                                        Chief Executive Officer











                                                RESTATED


                                      CERTIFICATE OF INCORPORATION

                                                   OF

                                      DATA MEASUREMENT CORPORATION



1.      The name of the corporation is:  DATA MEASUREMENT CORPORATION

2. The address of its registered office in the State of Delaware is No. 100 West Tenth Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

3.      The nature of the business or purposes to be conducted or promoted is:

        To engage in research, development, production, manufacturing, and marketing of industrial process control products using nuclear, X-ray, infrared, optical and other techniques for continuous non-contact measurements and all allied fields.

        To engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

        To manufacture, purchase or otherwise acquire, invest in, own, mortgage, pledge, sell, assign and transfer or otherwise dispose of, trade, deal in and deal with goods, wares and merchandise and personal property of every class and description.

        To acquire, and pay for in cash, stock or bonds of this corporation or otherwise, the good will, rights, assets and property, and to undertake or assume the whole or any part of the obligations or liabilities of any person, firm, association or corporation.

        To acquire, hold, use, sell, assign, lease, grant licenses in respect of, mortgage or otherwise dispose of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improvements and processes, copyrights, trade-marks and trade names, relating to or useful in connection with any business of this corporation.

        To acquire by purchase, subscription or otherwise, and to receive, hold, own, guarantee, sell, assign, exchange, transfer, mortgage, pledge or otherwise dispose of or deal in and with any of the shares of the capital stock, or any voting trust certificates in respect of the shares of capital stock, scrip, warrants, rights, bonds, debentures, notes, trust receipts, and other securities obligations, choses in action and evidences of indebtedness or interest issued or created by any corporations, joint stock companies, syndicates, associations, firms, trusts or persons, public or private, or by the government of the United States of America, or by any foreign government, or by any state, territory, province, municipality or other political subdivision or by any governmental agency, and as owner thereof to possess and exercise all the rights, powers and privileges of ownership, including the right to execute consents and vote thereon, and to do any and all acts and things necessary or advisable for the preservation, protection, improvement and enhancement in value thereof.

        To borrow or raise money for any of the purposes of the corporation and, from time to time without limit as to amount, to draw, make, accept, endorse, execute and issue promissory notes, drafts, bills of exchange, warrants bonds, debentures and other negotiable or non-negotiable instruments and evidences of indebtedness, and to secure the payment of any thereof and of the interest thereon by mortgage upon or pledge, conveyance or assignment in trust of the whole or any part of the property of the corporation, whether at the time owned or thereafter acquired, and to sell, pledge or otherwise dispose of such bonds or other obligations of the corporation for its corporate purposes.

        To purchase, receive, take by grant, gift, devise, bequest or otherwise, lease, or otherwise acquire, own, hold, improve, employ, use and otherwise deal in and with real or personal property, or any interest therein, wherever situated, and to sell, convey, lease, exchange, transfer or otherwise dispose of, or mortgage or pledge, all or any of the corporation's property and assets, or any interest therein, wherever situated.

        In general, to possess and exercise all the powers and privileges granted by the General Corporation Law of Delaware or by any other law of Delaware or by this certificate of incorporation together with any powers incidental thereto, so far as such powers and privileges are necessary or convenient to the conduct, promotion or attainment of the business or purposes of the corporation.

        The business and purposes specified in the foregoing clauses shall, except where otherwise expressed, be in nowise limited or restricted by reference to, or inference from, the terms of any other clause in this certificate of incorporation, but the business and purposes specified in each of the foregoing clauses of this article shall be regarded as independent business and purposes.

4. The total number of shares of stock which the corporation shall have authority to issue is Four Million (4,000,000), and the par value of each of such shares is One Cent ($.01) amounting in the aggregate to Forty Thousand Dollars ($40,000.00).

5A.     The name and mailing address of each incorporator is as follows:

                      NAME                          MAILING ADDRESS

                      K. L. Husfelt                 100 West Tenth Street
                                                    Wilmington, Delaware  19801

                      B. A. Schuman                 100 West Tenth Street
                                                    Wilmington, Delaware  19801

                      E. L. Kinsler                 100 West Tenth Street
                                                    Wilmington, Delaware  19801

5B.     The name and mailing address of each person, who is to serve as a director until the first annual meeting of the stockholders or until a successor is elected and qualified, is as follows:

                      NAME                          MAILING ADDRESS

                      Dominique Gignoux             5404 Albemarle Street
                                                    Bethesda, Maryland  20016

                      Russell Murray                10601 Graeloch Road
                                                    Laurel, Maryland  20810

                      R. B. Edlow                   5903 Anniston Road
                                                    Bethesda, Maryland  20034

6.      The corporation is to have perpetual existence.

7. In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized:

        To make, alter or repeal the by-laws of the corporation.

        To authorize and cause to be executed mortgages and liens upon the real and personal property of the corporation.

        To set apart out of any of the funds of the corporation available for dividends a reserve or reserves for any proper purpose and to abolish any such reserve in the manner in which it was created.

        By a majority of the whole board, to designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. The by-laws may provide that in the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the board of directors, or in the by-laws of the corporation, shall have and may exercise all the powers and authority of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the by-laws of the corporation; and, unless the resolution or by-laws expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

        When and as authorized by the stockholders in accordance with statute, to sell, lease or exchange all or substantially all of the property and assets of the corporation, including its good will and its corporate franchises, upon such terms and conditions and for such consideration, which may consist in whole or in part of money or property including shares of stock in, and/or other securities of, directors shall deem expedient and for the best interest of the corporation.

8. (a) No contract or transaction between a corporation and one or more of its directors or officers, or between a corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the board or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if:

                (1) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

                (2) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the shareholders; or

                (3) The contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the board of directors, a committee thereof, or the shareholders.

        (b) Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes the contract or transaction.

9. The corporation shall indemnify its officers, directors, employees and agents to the extent permitted by the General Corporation Law of Delaware.

10. Meetings of stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of the corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation. Elections of directors need not be by written ballot unless the by-laws of the corporation shall so provide.

        Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this corporation under the provisions of section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of section 279 of Title
8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

11. The corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

        WE, THE UNDERSIGNED, being each of the incorporators herein before named, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware, do make this certificate, hereby declaring and certifying that this is our act and deed and the facts herein stated are true, and accordingly have hereunto set our hands this 29th day of June 1981.



                                                             K. L. Husfelt
                                                             K. L. Husfelt

                                                             B. A. Schuman
                                                             B. A. Schuman

                                                             E. L. Kinsler
                                                             E. L. Kinsler