Form 10-Q
period 1995-09-30
DATA MEASUREMENT CORP
filed 1995-11-13
CIK 354827

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549

                                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarter ended      September 30, 1995

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

        The number of shares outstanding of the registrant's common stock par value $.01 per share, as of September 30, 1995 was 1,379,507.

                    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    DATA MEASUREMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)
                          Three Months                Nine Months
                          Ended September 30,         Ended September 30,
                          1995       1994               1995         1994
Sales.................    $8,976,234   $6,121,236     $23,998,754  $17,548,521

Costs and expenses:
 Cost of sales.......      6,633,491    4,759,111      17,368,226   13,521,563
 Selling, general & admin. 1,340,961    1,128,122       4,209,958    3,193,998
 Interest expense........    187,568       99,788         461,412      301,383
 Gain on foreign exch.          (106)     (14,644)        (49,272)      (5,931)

Costs and expenses......  8,161,914     5,972,377      21,990,324   17,011,013

Income before provision
 for income taxes........   814,320       148,859       2,008,430      537,508
Provision for income taxes:
 Current..................  204,792             0         414,471       11,426
 Deferred.................   99,824       (10,121)        213,801       63,425

Net income before
extraordinary item........  509,704       158,980       1,380,158      462,657

Extraordinary item........  --          4,012,180       --           4,012,180

Net income after
extraordinary item.......  $509,704     $4,171,160      $1,380,158  $4,474,837


Net Income per Share.....
  -Primary
      -Before Extraordinary
       Item                   $0.34          $0.12           $0.95       $0.35
      -Extraordinary Item        --          $2.95             --        $2.99
      -After Extraordinary
       Item                   $0.34          $3.07           $0.95       $3.34
  -Fully Diluted
      -Before Extraordinary
       Item                   $0.31          $0.11           $0.82       $0.33
     -Extraordinary Item         --          $2.60              --       $2.60
     -After Extraordinary
       Item                   $0.31          $2.71           $0.82       $2.93


       See accompanying notes to consolidated financial statements.

                                          2

                        DATA MEASUREMENT CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                September 30,           December 31,
                                     1995                   1994
                                  (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents.....   $1,440,322              $685,384
  Accounts Receivable:
    Trade, less allowance for
      doubtful accounts of $167,000
      in 1995 & $180,000 in 1994... 6,795,534              5,238,586
    Unbilled accounts receivable...   744,906              1,544,737
    Retainages.....................   884,081              1,521,516

     Total Accounts Receivable..... 8,424,521              8,304,839
  Inventories:
    Work-in-process................ 4,046,138              2,514,722
    Material and parts............. 8,355,532              6,695,087

     Total inventories............ 12,401,670              9,209,809

  Deferred income taxes............   188,266                188,266
  Other............................   436,922                316,743

        Total current assets...... 22,891,701             18,705,041

Property & equipment, at cost:
  Land.............................     39,575                39,163
  Building.........................    499,155               493,952
  Machinery and equipment..........  1,852,425             1,763,373
  Demonstration equipment..........  1,297,086             1,048,997
  Office furniture.................    951,305               803,945
  Leasehold improvements...........    261,255               204,644

       Total property and equipment. 4,900,801             4,354,074

  Less accumulated depreciation
    and amortization...............  3,750,633              3,410,849

        Net property & equipment.... 1,150,168                943,225

Patents and licenses at cost, less
  amortization of $130,181 in 1995
  and $102,635 in 1994..............    49,628                 53,551

Goodwill............................   380,179                388,954

TOTAL ASSETS                       $24,471,676             $20,090,771


        See accompanying notes to consolidated financial statements.

                                    3

                      DATA MEASUREMENT CORPORATION
                      CONSOLIDATED BALANCE SHEETS


                                    September 30,          December 31,
                                        1995                  1994
                                      (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank............ $2,549,199               $706,108
  Accounts payable.................  3,000,141              2,347,210
  Advance payments on contracts....  1,069,398              1,453,509
  Accrued compensation.............    873,062                683,753
  Accrued warranty expense.........    471,464                354,096
  Accrued commission expense.......    719,884                566,311
  Accrued interest expense.........     17,927                 37,427
  Other accrued liabilities........    639,692                497,265
  Current income taxes.............    203,951                197,498
  Current portion of long term debt    617,740                569,999

     Total current liabilities..... 10,162,458              7,413,176

  Deferred income taxes............    277,620                 65,824
  Long term debt...................  3,272,234              3,568,533

  Stockholders' equity:
    Common stock, $.01 par value...     13,825                 13,313
    Additional paid in capital.....  5,594,551              5,417,248
    Retained earnings..............  5,438,518              4,058,060
    Currency translation adjustments. (270,730)              (428,583)
    Treasury stock, 3,000 shares,
      at cost........................  (16,800)               (16,800)

      Total stockholders' equity...  10,759,364             9,043,238


TOTAL LIABILITIES & STOCKHOLDERS'
      EQUITY                         $24,471,676          $20,090,771


      See accompanying notes to consolidated financial statements.

                                 4


                  DATA MEASUREMENT CORPORATION
                   STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                       Nine Months Ended September 30,
                                           1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..........................   $1,380,458           $4,474,837
  Adjustments to reconcile net earnings
    to net cash used in operations:
      Depreciation......................    345,105              397,100
      Amortization......................     28,241               22,609
  Changes in assets and liabilities:
      Accounts receivable............... (1,741,974)          (1,394,190)
      Inventories....................... (3,162,997)            (164,538)
      Other current assets..............   (126,031)             (26,584)
      Patents and licenses..............    (10,114)             (28,591)
      Accounts payable..................    639,091              321,392
      Advance payments on contracts.....  1,253,092              708,201
      Accrued compensation..............    213,466              (12,892)
      Other accrued liabilities.........    376,273             (200,472)
      Current income taxes..............     (1,211)              10,028
      Deferred income taxes.............    212,898               63,436
      Net cash provided by (or used in)
          operating activities:            (593,703)           4,170,336

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment... (542,744)            (127,703)
  Net cash provided by (or used in)
      investing activities:                (542,744)            (127,703)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long term debt...........   (203,746)          (4,262,401)
  Increase in notes payable.............  1,842,493              707,873
  Proceeds from sale of common stock....    128,315                    0
  Net cash provided by (or used in)
      financing activities:               1,767,062            (3,554,528)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS:                     124,324                37,673

NET INCREASE IN CASH:                       754,939               525,778

CASH, Beginning of period                   685,384               738,696

CASH, End of period                      $1,440,323            $1,264,474
Supplemental cash flow information:
  Interest paid.........................   $330,912              $291,936
  Income taxes paid.....................   $408,018                $1,540
  Capitalized equipment leases.........    $114,769               $73,030
  Capitalized test equipment..........     $243,984                   --
  Conversion of Subordinated Debenture..    $49,500               $80,000


       See accompanying notes to consolidated financial statements.

                                  5

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

        The Company has 4,000,000 authorized shares of $.01 par value common stock of which there were 1,382,507 shares issued and 1,379,507 shares outstanding and 1,330,818 shares issued and 1,327,818 shares outstanding as of September 30, 1995 and 1994, respectively.


(2)     NET INCOME PER SHARE CALCULATION

        Primary income per share is based on the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options and warrants. Common equivalent shares were computed using the treasury stock method. The Company's convertible subordinated debentures are not common stock equivalents. However, stock options having an exercise price below the average market price of common stock during the period are common stock equivalents and are assumed to have been exercised. Additionally, the method assumes that the exercise proceeds are used by the Company to repurchase common shares at the average market price. Under this method, the average shares used in calculating primary earnings per share are 1,514,364 and 1,461,393 for the three and nine month periods ending September 30, 1995.

        Fully diluted earnings per share have also been calculated using the treasury stock method; in addition, however, the conversion of the convertible subordinated debentures issued by the Company is also assumed. Average shares used in calculating fully diluted earnings per share, therefore, are 1,684,353 and 1,710,824 for the three and nine month periods ending September 30, 1995.

(3)     MERGER TRANSACTION

        On September 16, 1995, the Company entered into a definitive agreement to merge with Measurex Corporation. Measurex has agreed to pay $18.625, all cash, for each of the Company's common shares. The transaction is subject to the approval of a majority of Data Measurement's common shareholders. A final proxy is expected to be mailed to the shareholders in November 1995 and a vote of the shareholders is expected to occur in mid December 1995. Closing of the merger, if approved, is expected in early January 1996.

                        Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition:

        During the third quarter of 1995, the Company financed its operations from internally generated cash flow and by use of its working capital facility. During the quarter, the Company negotiated a temporary increase in its working capital facility in the United States in the amount of $500,000. At September 30, 1995, the Company had approximately $450,000 of unused credit facilities available. The Company expects that the funds provided by its operations and by its current working capital facilities will enable it to finance its future operations.

Material Changes in Results of Operations:

        Sales for the three and nine month periods ending September 30, 1995 were $8,976,234 and $23,998,754 as compared to $6,121,236 and $17,548,521 in
1994, respectively. These increases of 46.6% and 36.8% reflect an increased rate of order input which began late in 1994 and has continued since that time. Order backlog increased from $14,406,000 at December 31, 1994 to $19,073,000 at March 31, 1995, stood at $19,172,000 on June 30, 1995, and was $20,859,000 on September 30, 1995. The increases in bookings came from all parts of the world.

        Gross Margins were $2,342,743 or 26.1% of sales for the third quarter of 1995 compared with $1,362,125 or 22.3% of sales for the same period in 1994. Year to date gross margins were $6,630,528 or 27.6% of sales in 1995 as compared to $4,026,958 or 22.9% of sales for the same period in 1994.
Shipments in 1995 reflect better selling prices that the Company has been able to negotiate during the cyclic upswing in order input.

        Selling, general and administrative expenses were $1,340,961 or 14.9% of sales for the third quarter of 1995, as compared to $1,128,122 or 18.4% of sales in the same period in 1994. The increase resulted from commission payments paid in connection with foreign orders. No costs associated with the pending merger with measurex Corporation were recognized during this period. On a year to date basis, SG&A expenses were 17.5% of sales in 1995 as compared to 18.2% during 1994.

        Interest Expense was $187,568 or 2.1% of sales in the quarter ended September 30, 1995 as compared to $99,788 or 1.6% of sales for the same period in 1994. In the 1995 period, the Company recognized $75,000 of interest expense as result of an adjustment to the fair value of the convertible subordinated debenture issued to the Federal Deposit Insurance Corporation in connection with a debt restructuring which was concluded in October 1994. The change in year to date interest expense also resulted from the same transaction.

        The Company recorded a minor gain on foreign exchange during the third quarter of 1995 as compared to a gain of $14,644 or 0.2% of sales for the same period in 1994. The gains in foreign exchange resulted from the weakening of the U.S. Dollar versus major European currencies.

        The Company's year to date effective tax rate was 31.3% in 1995 as compared to 14.0% in 1994. In both 1995 and 1994, the Company was able to utilize tax credits from certain foreign operations to reduce its effective tax rate.


                                   PART II.  OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

        On September 19, 1995, a stockholder of DMC filed an action in the Delaware Chancery Court against DMC, its officers and directors, and Measurex, relating to the proposed merger between DMC and Measurex ("Merger"). The plaintiff seeks to have the stockholders of DMC certified as a class and himself as a class representative to act on behalf of all common stockholders of DMC. The suit alleges among other things that, (i) the Board of Directors of DMC breached its fiduciary duties to the stockholders, and (ii) the consideration to be paid to the stockholders is inadequate and does not give due consideration to the anticipated operating results, net asset value, cash flow and profitability of DMC.

        Plaintiff's counsel commenced discovery on September 22, 1995, and DMC began supplying documents pursuant to requests for the production of documents.

        Following meetings, discussion and negotiations among the parties and their respective counsel, on October 31, 1995, counsel for the parties on behalf of their clients entered into a memorandum ("Memorandum of Understanding") setting forth the term of an agreement in principle to settle and terminate the litigation (the "Proposed Settlement"). Under the Proposed Settlement, DMC agreed to (i) include certain additional information in the proxy statement relating to the Merger ("Proxy Statement") before it was finalized, and (ii) to obtain an update of the fairness opinion of Ferris, Baker Watts, Inc., DMC's investment adviser ("Ferris Baker"), both prior to the filing of the Proxy Statement and at the time of the special meeting of the stockholders to consider the Merger ("Special Meeting"). DMC also agreed that in the event there is a change in the opinion of Ferris Baker on the date of the meeting, DMC will adjourn the meeting for at least fifteen (15) days, informing the stockholders of the change in the Ferris Baker opinion and affording the stockholders the opportunity to revoke proxies previously submitted.
        In exchange for DMC's agreement, the plaintiff agreed not to take any action to enjoin or take other legal action to prevent the stockholder vote on, or consummation of, the proposed Merger; to release any and all claims against the defendants, including all state and federal claims arising out of the events described in the complaint; and to discuss, with prejudice, the complaint to effect termination of this litigation.

        The Proposed Settlement is conditioned on (a) the parties' execution of a definitive stipulation of settlement; (b) the plaintiff's completion of certain discovery designed to confirm that the settlement is fair and reasonable and in the best interests of DMC's stockholders; (c) the court's certification of a class of DMC's stockholders from the date of the announcement of the proposed Merger through the effective date of the Merger who do not exclude themselves from the class, for purposes of settlement only; (d) the court's preliminary and final approval of the Proposed Settlement; and (e) the entry of a final judgement dismissing the litigation.

        DMC, its officers, the members of the Board of Directors, and Measurex denied, and continue to deny, that they committed any violations of law or breaches of duty as alleged in the compliant, but entered the Memorandum of Understanding and contemplate entering into the stipulation of settlement solely because the Proposed Settlement would eliminate the burden and expense of further litigation and would facilitate the consummation of the proposed Merger. In agreeing to disclose additional information, DMC does not admit the materiality of that information or that the materials previously filed with the Securities and Exchange Commission were in any way deficient. In connection with the Proposed Settlement, it is anticipated that counsel for the plaintiff will apply to the court for an aggregate award of attorneys' fees and expenses in an amount not to exceed $150,000. As a condition of settlement, DMC has agreed to pay plaintiff's counsel the amount awarded by the court. Before the Proposed Settlement is finally approved by the court, notice of the proposed terms and conditions of the settlement will be mailed to all members of any class certified by the court, who will be afforded an opportunity to opt out of and object to the settlement.

Item 2.        CHANGES IN SECURITIES

        Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Item 5.        OTHER INFORMATION

        Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Reports on Form 8-K

               A Form 8-K was filed on September 22, 1995, which described the terms of the pending merger of the Company into Measurex Corporation.

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
November 10, 1995                                   /s/ Frederick S. Rolandi
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