Form 10-K/A
period 1994-12-31
DATA MEASUREMENT CORP
filed 1995-11-15
CIK 354827

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549

			    AMENDED FORM 10 - K

AMENDMENT 1 to Form 10-K of December 31, 1994
The following sections were amended:
	Page 17 Para 1 last line - added sentence on cash redemption of Debentures.

	Page 21 Consolidated Balance Sheet - corrected typographical error on "Prepaid Income Taxes".

	Page 26 "Inventories" - line three added the word "factory".

	Page 27 "Retainage and Unbilled Receivables" - added sentence about Unbilled Receivables.

	Page 29 para four - added sentence on redeeming of Debentures for cash.

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

		       Data Measurement Corporation
	   ------------------------------------------------------
	   (Exact name of registrant as specified in its charter)

	Delaware                                               06-0774266
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  15884 Gaither Drive, Gaithersburg, MD                           20877
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (301) 948-2450
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