Form 10-K/A
period 1994-12-31
DATA MEASUREMENT CORP
filed 1995-11-15
CIK 354827

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

	Additionally, the Company issued to the FDIC a new Convertible Subordinated Debenture due in 1999 ("Debenture") in the principal amount of $240,000 in exchange for the Warrant ("Warrant") for 120,000 shares of DMC common stock which was previously issued to the FDIC as part of the Agreement. The Debenture bears no interest and may be converted into 120,000 shares of DMC common stock at any time between October 1, 1996 and September 30, 1999 at an exercise price of $2.00 per share. If FDIC chooses to convert the Debenture, the Company has the right to redeem the Debenture for 65% of the market value of the underlying common stock at the time of conversion and DMC intends to do so. DMC believes it will have the financial resources to effect the cash redemption should conversion occur.

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

/s/ SINCLAIRS
LONDON, U.K.
1 March 1995


			 DATA MEASUREMENT CORPORATION
			  CONSOLIDATED BALANCE SHEETS<F1>

							   December 31,

ASSETS                                                  1994         1993
Current assets:
Cash and cash equivalents . . . . . . . . . . . .  $   583,384   $   704,695
Restricted cash . . . . . . . . . . . . . . . . .      102,000        34,000
Accounts receivable:
  Trade, less allowance for doubtful accounts
  of $162,000 in 1994 and $184,000 in 1993. . . .    5,238,586     3,847,764
  Unbilled accounts receivable. . . . . . . . . .    1,544,737     1,007,674
  Retainages. . . . . . . . . . . . . . . . . . .    1,521,516     1,587,546
						   -----------   -----------
	Total accounts receivable . . . . . . . .    8,304,839     6,442,984
Inventories:
  Work-in-process . . . . . . . . . . . . . . . .    2,514,722     2,774,924
  Material and parts. . . . . . . . . . . . . . .    6,695,087     5,354,370
						   -----------   -----------
	Total inventories . . . . . . . . . . . .    9,209,809     8,129,294
Deferred income taxes . . . . . . . . . . . . . .      188,266       172,240
Prepaid income taxes. . . . . . . . . . . . . . .           --        82,760
Other current assets. . . . . . . . . . . . . . .      316,743       321,892
						   -----------   -----------
	Total current assets. . . . . . . . . . .   18,705,041    15,887,865
Property and equipment, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . .       39,163        36,925
  Building. . . . . . . . . . . . . . . . . . . .      493,952       465,731
  Machinery and equipment . . . . . . . . . . . .    1,763,373     1,637,562
  Demonstration equipment . . . . . . . . . . . .    1,048,997     1,038,382
  Office furniture. . . . . . . . . . . . . . . .      803,945       724,671
  Leasehold improvements. . . . . . . . . . . . .      204,644       161,400
						   -----------   -----------
						     4,354,074     4,064,671
  Less accumulated depreciation and amortization     3,410,849     2,875,546
						   -----------   -----------
	Net property and equipment . . . . . . . .     943,225     1,189,125
Patents and licenses at cost, less accumulated
	amortization of $114,683 in 1994 and
	$99,847 in 1993. . . . . . . . . . . . . .      53,551        35,828
Goodwill, less accumulated amortization
 of $151,597 in 1994 and $141,996 in 1993. . . . .     388,954       398,555
						   -----------   -----------
  TOTAL ASSETS                                     $20,090,771   $17,511,373
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

Inventories

    Material and parts inventory is stated at the lower of cost (first-in, first-out basis) or market. Work-in-process inventory represents accumulated labor, material, and factory overhead costs related to specific uncompleted contracts. Provisions are made to reduce accumulated costs on uncompleted contracts to net realizable value when losses are anticipated.

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

Retainages and Unbilled Receivables

    The Company expects to realize substantially all retainages and unbilled receivables within one year. Unbillable receivables are generally billable upon shipment.

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

    Additionally, the Company issued to the FDIC a new Convertible Subordinated Debenture due in 1999 ("Debenture") in the principal amount of $240,000 in exchange for the Warrant ("Warrant") for 120,000 shares of DMC common stock which was previously issued to the FDIC as part of the Agreement. The Debenture bears no interest and may be converted into 120,000 shares of DMC common stock at any time between October 1, 1996 and September 30, 1999 at an exercise price of $2.00 per share. If the FDIC chooses to convert the Debenture, the Company has the right to redeem the Debenture for 65% of the market value of the underlying common stock at the time of conversion. The Company has determined that the fair market value of the debenture, under these conversion terms, is $663,000. That amount has been recorded in the accompanying consolidated balance sheet at December 31, 1994. It is DMC's intention to redeem the Debenture for cash in the event the FDIC exercises its right to convert the DEbenture after October 1, 1996.

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